Form 10KSB
period 2007-12-31
FIRSTWAY ENTERPRISES, INC.
filed 2008-03-31
CIK 1386927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number ___________________________________

Firstway Enterprises, Inc.
(Name of small business issuer in its charter)

Delaware	To be applied
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12876 Biscayne Blvd, Suite 276 Miami, FL	33181
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (954) 802 - 0361

Securities registered under Section 12(b) of the Exchange Act:
NONE

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The issuer’s revenues for fiscal year end December 31, 2007 were $0.

As of March 28, 2008, there were 31,340,000 shares of common stock, par value $.001 per share, outstanding, none of which were held by non-affiliates.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

Item 1. Description of Business.

Firstway Enterprises, Inc. ("we", "us", "our", the "Company" or the "Registrant") was incorporated in the State of Delaware on January 9, 2007. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation of compliance reporting. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of or merger with, an existing company.

Item 2. Description of Property.

Firstway Enterprises, Inc. has no assets in the form of property or otherwise at this time. The property utilized at 12864 Biscayne Blvd, Suite 276 - Miami FL 33181 is a pre-existing executive suite that management currently works out of. There is no additional cost to Firstway Enterprises at this time.

Item 3. Legal Proceedings.

There are no prior or current legal proceedings that Firstway Enterprises, Inc. is party to.

Item 4. Submission of Matters to a Vote of Security Holders.

NONE

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

We are not trading on any secondary U.S. markets at this time but we are looking to acquire or merge with an operational entity. The Company has the following classes of capital stock as of December 31, 2007:

Common stock - 250,000,000 shares authorized; $0.0001 par value; 31,340,000 shares issued and outstanding.

Preferred stock - 20,000,000 shares authorized; $0.0001 par value; no shares issued and outstanding.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

As of the date hereof, management of the Company has not made any final decision for a business combination with any private corporations, partnerships or sole proprietorships. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the U.S. Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to see if the Company has subsequently filed a Form 8-K.

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

We are dependent upon our officers to meet any minimum costs that may occur. Mr. Stuart Posner and Mr. Russell Adler, both officers of the Company, have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended; provided that they are still officers of the Company when the obligation is incurred. All advances are interest-free.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had no cash and no other assets.

Item 7. Financial Statements.

FIRSTWAY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Firstway Enterprises, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Firstway Enterprises, Inc. as of December 31, 2007 and the related statements of operation, changes in shareholders’ equity and cash flows for the period from January 9, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Firstway Enterprises, Inc. as of December 31, 2007, and the results of its operation and its cash flows for the period from January 9, 2007 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Kenne Ruan, CPA, P.C.
Woodbridge, Connecticut March 28, 2008

Firstway Enterprises, Inc.
(A Development Stage Company)
Balance Sheet

As of December 31, 2007
ASSETS
Current Assets

Cash	$—

Total Current Assets	—

TOTAL ASSETS	$—

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities	$—

Total Current Liabilities	—

TOTAL LIABILITIES	—

Stockholders' Equity (Deficit)

Preferred stock, ($.0001 par value, 20,000,000
shares authorized; none issued and outstanding.)	—
Common stock ($.0001 par value, 250,000,000
shares authorized; 31,340,000 shares issued and
outstanding as of February 28, 2007)	3,134
Deficit accumulated during development stage	(3,134)

Total Stockholders' Equity (Deficit)	—

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY (DEFICIT)	$—

The accompanying notes are an integral part of the financial statements.

Firstway Enterprises, Inc.
(A Development Stage Company)
Statements of Operations

January 9, 2007 (inception) through
December 31, 2007
Revenues

Revenues	$—

Total Revenues	—

General & Administrative Expenses
Organization and related expenses	3,134

Total General & Administrative Expenses	3,134

Net Loss	$(3,134)

Basic loss per share	$(0.00)

Weighted average number of
common shares outstanding	31,340,000

The accompanying notes are an integral part of the financial statements.

Firstway Enterprises, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From January 9, 2007 (inception) through December 31, 2007

				Deficit Accumulated
	Common	Common Stock	Additional Paid-in	During Development
	Stock	Amount	Capital	Stage	Total
January 9, 2007 (inception)
Shares issued for services at $.0001 per share	31,340,000	$3,134	$—	$—	$3,134

Net loss, December 31, 2007				(3,134)	(3,134)
Balance, December 31, 2007	31,340,000	$3,134	$—	$(3,134)	$—

The accompanying notes are an integral part of the financial statements.

Firstway Enterprises, Inc.
(A Development Stage Company)
Statement of Cash flows

January 9, 2007 (inception) through
December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(3,134)
Changes in working capital		3,134

Net cash provided by (used in) operating activities		—

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities		—

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities		—

Net increase (decrease) in cash		—

Cash at beginning of year		—

Cash at end of year		$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered		$3,134
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Interest paid	$
Income taxes paid	$

The accompanying notes are an integral part of the financial statements.

Firstway Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period From January 9 (inception) to December 31, 2007

NOTE 1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Firstway Enterprises, Inc. (the "Company") was incorporated under the laws of the State of Delaware on January 9, 2007 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a fiscal year ending on December 31.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments necessary in order to make the financial statements not misleading have been included. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carryforwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended December 31, 2007.

Firstway Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period From January 9 (inception) to December 31, 2007

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic Earnings (Loss) per Share

In February 1997, the FASB issued SFAS No. 128, “Earnings Per Share”, which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of SFAS No. 128 effective January 9, 2007 (inception).

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. Diluted earnings per share are the same as basic earnings per share due to the lack of dilutive items in the Company.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4. SHAREHOLDER'S EQUITY

Upon formation, the Board of Directors issued 31,340,000 shares of common stock for $3,134 in services to the founding shareholder of the Company to fund organizational start-up costs.

The stockholders’ equity section of the Company contains the following classes of capital stock as of February 28, 2007:

•	Common stock, $ 0.0001 par value: 250,000,000 shares authorized; 31,340,000 shares issued and outstanding

Firstway Enterprises, Inc.
(A Development Stage Company)
Notes to Financial Statements
For the Period From January 9 (inception) to December 31, 2007

NOTE 4. SHAREHOLDER'S EQUITY (continued)

•	Preferred stock, $ 0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

On December 14, 2007, 99% of Firstway Enterprises, Inc. was bought in a private sale at the price of $55,900, with the former director retaining 1% of the company’s shares. The number of shares issued and outstanding has been unchanged since the company’s inception.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
NONE

Item 8A. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of December 14, 2007. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

For the year ended December, 31 2007, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 8B. Other Information.

During the change of control, it was agreed amongst the purchasing group to appoint Mr. Stuart Posner as the Chief Executive Officer and Chairman and to appoint Mr. Russell Adler as the President, Chief Financial Officer, Secretary and Director. Even though appointments have been made, the officers are not compensated for their time.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Title	Date Became Executive Officer
Stuart Posner	61	Chief Executive Officer and Chairman	12/14/07

Russell Adler	47	President, Chief Financial Officer, Secretary and Director	12/14/07

Item 10. Executive Compensation.

No officer or director has received any compensation from the Company since our inception, and we are not accruing any compensation.  Until we acquire additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on our behalf.

 We have no stock option, retirement, pension, insurance program or profit sharing programs or other similar programs for the benefit of directors, officers or other employees, but the board of directors may recommend adoption of one or more such programs in the future.

Employment Agreements

We have not entered into any employment agreements with executive officers or other employees to date.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stuart Posner beneficially owns 12,222,600 shares or 39% of the Issuer's Common Stock.

Russell Adler beneficially owns 6,000,000 shares or 19% of the Issuer's Common Stock.

Scott Koch beneficially owns 6,111,300 shares or 19.5% of the Issuer's Common Stock.

Richard Chancis beneficially owns 6,111,300 shares or 19.5% of the Issuer's Common Stock.

Item 12. Certain Relationships and Related Transactions, and Director Independence.
NONE

Item 13. Exhibits.

EXHIBIT NO.	DESCRIPTION
23.1	Consent of Independent Registered Public Accountant Kenne Ruan, CPA, P.C.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

               The following table sets forth the fees billed to us for the fiscal year ended December 31, 2007 by our outside auditor:

Fiscal Year Ended
December 31, 2007
Audit fees	$3,000.00
Audit-related fees	-
Tax fees	-
Other fees	—

 Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by our Audit Committee to assure that such services do not impair our accountants' independence. Since we do not have an Audit Committee, the function of the Audit Committee is carried out by our board of directors, which presently comprises of Mr. Russell Adler.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Firstway Enterprises, Inc. (Registrant)

By	/s/ Stuart Posner
Stuart Posner, Chief Executive Officer
Date March 27, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Stuart Posner,
Stuart Posner, Chief Executive Officer
Date March 27, 2008

By	/s/ Russell B. Adler
Russell Adler, Chief Financial Officer
Date March 27, 2008