Form 10KSB/A
period 2007-12-31
FIRSTWAY ENTERPRISES, INC.
filed 2008-04-22
CIK 1386927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB/A

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer’s telephone number (954) 802 – 0361

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

As of April 21, 2008, there were 31,340,000 shares of common stock, par value $.001 per share, outstanding, none of which were held by non-affiliates.
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

Firstway Enterprises, Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
From January 9, 2007 (inception) through December 31, 2007

				Deficit
				Accumulated
		Common	Additional	During
	Common	Stock	Paid-in	Development
	Stock	Amount	Capital	Stage	Total

January 9, 2007 (inception)
Shares issued for services at $.0001 per share	31,340,000	$3,134	$—	$—	$3,134

Net loss, December 31, 2007				(3,134)	(3,134)

Balance, December 31, 2007	31,340,000	$3,134	$—	$(3,134)	$—

The accompanying notes are an integral part of the financial statements.

Firstway Enterprises, Inc.
(A Development Stage Company)
Statement of Cash flows

January 9, 2007
(inception)
through
December 31,
2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(3,134)
Changes in working capital	3,134

Net cash provided by (used in) operating activities	—

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	—

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by (used in) financing activities	—

Net increase (decrease) in cash	—

Cash at beginning of year	—

Cash at end of year	$—

NONCASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued to founder for services rendered	$3,134
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—
Income taxes paid	$—

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

Item 8B. Other Information.

During the change of control, it was agreed amongst the purchasing group to appoint Mr. Stuart Posner as the Chairman and Chief Executive Officer and to appoint Mr. Russell Adler as the President, Chief Financial Officer, Secretary and Director. Even though appointments have been made, the officers are not compensated for their time. On April 18, 2008, the Company's undistributed shares were dispersed amongst the purchasing group.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Title	Date Became Executive Officer

Stuart Posner	61	Chairman, Chief Executive Officer	12/14/07
Russell Adler	47	President, Chief Financial Officer, Secretary and Director	12/14/07

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stuart Posner beneficially owns 12,410,640 shares or 39.6% of the Issuer's Common Stock.
Russell Adler beneficially owns 6,205,320 shares or 19.8% of the Issuer's Common Stock.
Scott Koch beneficially owns 6,205,320 shares or 19.8% of the Issuer's Common Stock.
Richard Chancis beneficially owns 6,205,320 shares or 19.8% of the Issuer's Common Stock.

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

Firstway Enterprises, Inc.
(Registrant)

By:	/s/ Stuart Posner
Stuart Posner, Chief Executive Officer

Date	April 21, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stuart Posner
Stuart Posner, Chief Executive Officer

Date	April 21, 2008

By:	/s/ Russell B. Adler
Russell Adler, Chief Financial Officer

Date	April 21, 2008