Form 10-Q
period 2008-03-31
FIRSTWAY ENTERPRISES, INC.
filed 2008-05-09
CIK 1386927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q
________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

FIRSTWAY ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

Delaware	000-52563	To be applied
(State or other jurisdiction of incorporation)	(Commission file number)	(IRS Employer Identification Number)

c/o Russell Adler, President
10800 Biscayne Blvd.
Suite 350
Miami, FL 33161
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(Former name, address and fiscal year, if changed since last report)

Issuer's telephone number, Including Area Code: (954) 802-0361

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐ Non-accelerated filer ☐

Non accelerated filer ☐  (Do not check if a smaller reporting company)  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒No ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2008, there were 31,340,000 shares of common stock, $.0001 par value per share, outstanding.

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

FIRSTWAY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
(UNAUDITED)

As of March 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$-
Total Current Assets	$-

Total Assets	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities	$-
Total Liabilities	$-

Stockholders’ Equity (Deficit)
Preferred stock - $.0001 par value; 20,000,000 shares authorized; 0 shares issued and outstanding
Common stock - $.0001 par value; 250,000,000 shares authorized; 31,340,000 shares issued and outstanding	3,134
Deficit accumulated during development stage	(3,134)
Total Stockholders’ Equity (Deficit)	$-
Total Liabilities and Stockholders’ Equity	$-

The accompanying notes are an integral part of these financial statements.

FIRSTWAY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007
Revenues
Revenues	$-	$-
Total Revenues	$-	$-

Operating Costs and Expenses
Organization and related expenses	5,500	3,134
Total Operating Costs and Expenses	$5,500	$3,134

Net Income (Loss)	$(5,500)	$(3,134)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Basic and diluted weighted average
Common shares outstanding	31,340,000	31,340,000

The accompanying notes are an integral part of these financial statements.

FIRSTWAY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31, 2008	For the Year Ended December 31, 2007
Cash Flows from Operating Activities
Net income (loss)	(5,500) -	(3,134)
Changes in working capital	-	3,134
Net Cash Provided (Used) by Operating Activities	$-	$-

Cash Flows from Investing Activities	-	-
Net Cash Used in Investing Activities	$-	$-

Cash Flows from Financing Activities	-	-
Net Cash Provided by Financing Activities	$5,500	$-

Net Change in Cash and Cash Equivalents		-

Cash and Cash Equivalents at Beginning of Period	$-	$-

Cash and Cash Equivalents at End of Period	$-	$-

Noncash Financing and Investment Activities
Common stock issued to founder for services rendered	-	3,134

Supplemental Cash Flow Information
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

FIRSTWAY ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF MARCH 31, 2008

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

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for period ended March 31, 2008.

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

The Company has the following classes of capital stock as of March 31, 2008:

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

RESULTS OF OPERATION

The Company was incorporated on January 9, 2007.  Therefore, no comparisons will be made with the results of operation for the period ended March 31, 2008.

Net Revenue

The net revenues for the three months ended March 31, 2008 was $0.

Operating Expenses

The operating expenses for the three months ended March 31, 2008 was $5,500.

Net Income

As a result of the above, the net income for the three months ended March 31, 2008 was $0.  The basic and diluted income per share was $0 during the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company has $0 in cash and assets and $0 in current liabilities. The Company received $5,500 in advances from management and a stockholder to cover operating expenses related to the Company’s public reporting and audit requirements.

Cash Flows from Operating Activities

The Company does not currently engage in any business activities that provide cash flow.  The costs of investigating and analyzing business combinations will be financed by the Company’s stockholders, management or other investors.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Not applicable

Item 4. Controls and Procedures

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer, of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO had concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are not presently any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

The Company has identified a merger candidate which desires to become a reporting (public) company.

Item 6. Exhibits

None

Exhibit Number, Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Firstway Enterprises, Inc.
(Registrant)

Date: May 1, 2008

By:    /s/ Stuart Posner
Name: Stuart Posner
Title: Chief Executive Officer and Chairman

By:    /s/ Russell B. Adler
Name: Russell Adler
Title: President, Principal
Financial Officer and Director