Form 10-Q
period 2008-06-30
AXCESS MEDICAL IMAGING CORP
filed 2008-08-14
CIK 1386927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARATERLY REORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from_________________________ to _________________________________

AXCESS MEDICAL IMAGING CORPORATION (FORMERLY FIRSTWAY ENTERPRISES, INC.)

Delaware	26-3161206
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
600 North Cattleman Road, Sarasota, Florida	34232
(Address of principal executive offices)	(Zip Code)

(941) 488-5791
(Registrant’s telephone number, including area code)
Firstway Enterprises, Inc. 10800 Biscayne Boulevard, Suite 350, Miami, Florida 33161
(Former name, former address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act during the preceding 12 months, and  (2) has been subject to such filing requirements for the past 90 days. ☒Yes    ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.  ☐ Yes  ☒No

Indicate the number of shares outstanding as of the latest practicable date: June 30, 2008

Common stock, par value $0.0001, 48,522,266 shares outstanding

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

1. Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

2. Our ability to generate customer demand for our services;

3. The intensity of competition; and

4. General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

Axcess Medical Imaging Corporation
(Formerly Known as Firstway Enterprises, Inc.)
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$740,393	$140,986
Accounts receivable, net	3,674,207	3,746,464
Current portion of notes receivable	82,582	135,521
Advances due from related parties	74,562	74,662
Assets of discontinued businesses	33,919	35,951
Other current assets	656,830	30,770
Total current assets	5,262,493	4,164,354

Property and equipment, net	8,388,103	8,715,055
Notes receivable	--	33,986
Other assets	235,776	167,365
Total assets	$13,886,372	$13,080,760

Liabilities, Non-Controlling Interests and Stockholders’ (Deficit) Equity
Current liabilities:
Bank credit facilities	$1,981,890	$1,984,002
Accounts payable	1,767,134	1,275,480
Accounts payable, related parties	482,095	322,406
Accrued liabilities	283,308	156,627
Current portion of capital lease obligations	965,615	895,119
Current portion of long-term debt, related parties	258,782	235,738
Current portion of long-term debt	121,607	112,487
Liabilities of discontinued businesses	69,362	73,338
Deferred income taxes	54,154	--
Total current liabilities	5,983,947	5,055,197

Long-term debt	3,494,767	3,559,254
Capital lease obligations	2,627,021	2,844,706
Long-term debt, related parties	1,100,000	1,124,044
Deferred income taxes	278,246	--
Convertible notes ($1,000,000 face value)	172,568	--
Total liabilities	$13,656,549	$12,583,201

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Balance Sheets (continued)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities, Non-Controlling Interests and Stockholders’ (Deficit) Equity, continued

Commitments and contingencies (Note 9)	--	--

Non-controlling interests in variable interest entities	$299,870	$188,284

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	--	--
Common stock, $0.0001 par value, 250,000,000 shares authorized, 48,522,266 and 42,452,189 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	4,852	4,245
Additional paid-in capital	3,238,513	1,388,495
Accumulated deficit	(3,313,412)	(1,083,465)
Total stockholders’ (deficit) equity	(70,047)	309,275
Total liabilities, non-controlling interest and stockholders’ (deficit) equity	$13,886,372	$13,080,760

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Statements of Operations

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net patient revenues	$3,031,822	$3,068,252
Rental income	84,964	59,882
	3,116,786	3,128,134
Operating costs and expenses:
Labor and related costs	984,852	905,278
Medical equipment rental and maintenance	833,914	939,236
Radiology costs	609,983	267,710
Merger and related consulting	652,458	--
General and administrative	333,874	165,970
Depreciation and amortization	257,258	126,137
Medical and other supplies	203,396	223,722
Facility costs	191,371	172,281
Advertising expense	44,809	50,502
Total operating costs and expenses	4,111,915	2,850,836

Operating (loss) income	(995,129)	277,298

Other (expense) income:
Interest expense	(265,109)	(194,154)
Interest and other income	1,556	7,514
	(263,553)	(186,640)
(Loss) income before non-controlling interests in variable interest entities, income taxes and discontinued business	(1,258,682)	90,658
Non-controlling interests in (income) loss of variable interest entities	(55,305)	(25,242)

(Loss) income from continuing operations, before income taxes	(1,313,987)	65,416
Provision for income taxes	(332,400)	--

(Loss) income from continuing operations	(1,646,387)	65,416
Net (loss) of discontinued business	(357)	(36,600)

Net (loss) income	$(1,646,744)	$28,816

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Statements of Operations (continued)

	Three Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
(Loss) earnings per share—basic:
Continuing operations	$(0.04)	$0.00
Discontinued businesses	(0.00)	(0.00)
Total (loss) earnings per share—basic	$(0.04)	$0.00

(Loss) earnings per share—diluted:
Continuing operations	$(0.04)	$0.00
Discontinued businesses	(0.00)	(0.00)
Total (loss) earnings per share—diluted	$(0.04)	$0.00

Weighted average shares used for (loss) earnings per share calculations:
Basic	46,387,733	42,452,189
Diluted	46,387,733	42,452,189

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Statements of Operations

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net patient revenues	$5,987,164	$6,246,811
Rental income	173,302	119,764
	6,160,466	6,366,575
Operating costs and expenses:
Labor and related costs	1,784,510	1,835,594
Medical equipment rental and maintenance	1,627,589	1,574,277
Radiology costs	1,098,367	554,728
Merger and related consulting	829,396	--
General and Administrative	704,086	543,239
Depreciation and amortization	522,376	250,165
Medical and other supplies	436,725	436,300
Facility costs	373,100	319,768
Advertising expense	80,449	94,697
Total operating costs and expenses	7,456,598	5,608,768

Operating (loss) income	(1,296,132)	757,807

Other (expense) income:
Interest expense	(491,447)	(414,041)
Interest and other income	3,465	10,081
	(487,982)	(403,960)
(Loss) income before non-controlling interests in variable interest entities, income taxes and discontinued business	(1,784,114)	353,847
Non-controlling interests in (income) loss of variable interest entities	(111,586)	(45,605)

(Loss) income from continuing operations, before income taxes	(1,895,700)	308,242
Provision for income taxes	(332,400)	--

(Loss) income from continuing operations	(2,228,100)	308,242
Net (loss) income of discontinued business	(846)	9,715

Net (loss) income	$(2,228,946)	$317,957

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Statements of Operations (continued)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
(Loss) earnings per share—basic:
Continuing operations	$(0.05)	$0.01
Discontinued businesses	(0.00)	(0.00)
Total (loss) earnings per share—basic	$(0.05)	$0.01

(Loss) earnings per share—diluted:
Continuing operations	$(0.05)	$0.01
Discontinued businesses	(0.00)	(0.00)
Total (loss) earnings per share—diluted	$(0.05)	$0.01

Weighted average shares used for (loss) earnings per share calculations:
Basic	44,419,961	42,452,189
Diluted	44,419,961	42,452,189

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Statements of Stockholder’s (Deficit) Equity
Six Months Ended June 30, 2008 (Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2008	31,340,000	$3,134	$1,388,495	$(1,083,465)	$308,164
Distributions to former members	--	--	--	(1,001)	(1,001)
Net loss from January1, 2008 to April 30, 2008	--	--	--	(786,123)	(786,123)
Balances at April 30, 2008	31,340,000	3,134	1,388,495	(1,870,589)	(478,960)

Recapitalization and direct costs resulting from the reverse merger:
Cancellation of shares	(29,840,000)	(2,984)	--	--	(2,984)
Issuances of shares to USI members	40,952,189	4,095	--	--	4,095
Shares issued for direct costs	788,125	79	141,783	--	141,862

Effects of the May Financing:
Warrants issued in the arrangement	--	--	426,453	--	426,453
Beneficial conversion feature in the convertible note	--	--	426,454	--	426,454
Shares issued for direct costs	375,117	37	67,484	--	67,521
Direct finance costs allocated to warrants	--	--	(94,895)	--	(94,895)

Shares issued to consultants for services	4,906,835	491	882,739	--	883,230

Net loss from May 1, 2008 to June 30, 2008	--	--	--	(1,442,823)	(1,442,823)
Balances at June 30, 2008	48,522,266	$4,852	$3,238,513	$(3,313,412)	$(70,047)
Net loss for the six months ended June 30, 2008				$(2,228,946)

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Statements of Stockholder’s Equity (Deficit)
Six Months Ended June 30, 2007 (Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2007	--	$--	$1,403,761	$(1,128,322)	$275,439

Organization of former Firstway Enterprises, Inc.	31,340,000	3,134	(3,134)	--	--

Distributions to former USI members	--	--	(6,000)	--	(6,000)

Net income for the six months ended June 30, 2007	--	--	--	317,957	317,957
Balances at June 30, 2007	31,340,000	$3,134	$1,394,627	$(810,365)	$587,396

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,228,946)	$317,957
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	522,376	250,165
Share-based payment expense	436,272	--
Deferred income taxes	332,400	--
Non-controlling interests	111,586	45,605
Bad debts expense	57,568	--
Amortization of debt discount	25,474	--
Amortization of deferred finance costs	12,009	1,374
Discontinued operations	846	(9,715)
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	14,689	(1,436,563)
Other operating assets	9,965	92,016
Accounts payable and accrued liabilities	618,335	(283,491)
Accounts payable, related parties	159,689	113,710
Net cash provided by (used in) operating activities of continuing operations	72,263	(908,942)

Cash flows from investing activities:
Collections on notes payable	86,925	--
Purchases of property and equipment	(4,392)	(8,806)
Collections of net advances due from related parties	100	60,391
Net cash provided by investing activities of continuing operations	82,633	51,585

Cash flows from financing activities:
Proceeds from the sale of convertible notes and warrants, net of $155,000 in cash finance costs	845,001	--
Principal payments on long-term debt and capital lease obligations	(393,587)	(722,692)
Proceeds from long-term debt	--	225,400
Proceeds from long-term debt, related parties	--	1,423,522
Net (decrease) increase in bank credit facilities	(2,112)	571,546
Repayments on long-term debt, related parties	(1,000)	(594,843)
Cash distributions- pre-merger	(1,001)	(6,000)
Net cash provided by financing activities of continuing operations	$447,301	$896,933

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2007	2006
Net increase in cash and cash equivalents from continuing operations	$602,197	$39,576
Net (decrease) increase in cash and cash equivalents from discontinued operations:
Operating activities	2,032	27,343
Financing activities	(4,822)	(159,608)
Net increase (decrease) in cash and cash equivalents	599,407	(92,689)
Cash and cash equivalents at the beginning of the period	140,986	481,589
Cash and cash equivalents at the end of the period	$740,393	$388,900

Supplemental disclosures of cash flow information:

Cash paid during the periods for interest:
Continuing operations	$453,964	$412,667
Discontinued operations	$744	$78,817

Cash paid during the periods for income taxes	$--	$--

Non-cash investing and financing activities of continuing operations:
Deferred consulting services acquired for 4,906,835 shares of common stock, at fair value	$883,230	$--
Convertible debt and warrant proceeds allocated to warrants and a beneficial conversion feature	$852,906	$--
Acquisition of property and equipment under capital lease arrangements	$230,632	$103,557
Deferred financing costs proportionately paid with common stock, at fair value	$38,656	$--

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of presentation, nature of business and liquidity and management’s plans:

Basis of presentation:

Our unaudited consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position as of June 30, 2008, our consolidated results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have been included in their preparation. These unaudited consolidated financial statements should be read in conjunction with our annual financial statements for our years ended December 31, 2007 and 2006 and Management’s Discussion and Analysis or Plan of Operation, and related notes thereto, included in the Company’s Form 8-K filed with the SEC by Firstway Enterprises, Inc. on June 18, 2008. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire year ending December 31, 2008.

On May 2, 2008, US Imaging Holding, LLC (“USI”) merged with Firstway Enterprises, Inc. (“Firstway”) pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of our member interest for 40,952,189 (or 96.5%) of Firstway’s post-merger common shares. Considering that our former members now control the majority of Firstway’s outstanding voting common stock, our management has actual operational control of Firstway and Firstway has effectively succeeded its otherwise minimal operations to our operations, USI is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of USI’s member interests for the net monetary assets of Firstway, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. However, on the date of the merger, Firstway as a blank-check public shell company and had no assets and no liabilities. Consolidated financial statements presented herein and subsequent to the merger reflect the consolidated financial assets and liabilities and operations of USI, at their historical costs, giving effect to the recapitalization, as if it had been the Issuer during the periods presented.

Direct costs associated with the reverse merger amounted to $161,862 and are included in the caption Merger and other related consulting expense. These costs included the issuance of 788,125 shares of our common stock that had an estimated fair value of $141,862 and $20,000 in cash, both to an outside professional service provider.

On June 13, 2008, we changed our name to Axcess Medical Imaging Corporation.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of presentation, nature of business and liquidity and management’s plans (continued):

Nature of business:

Access Medical Imaging Corporation (the “Company” or “We” or “Our”) is a Delaware Corporation that was organized on January 9, 2007. Through our USI subsidiary, we provide diagnostic imaging services for physicians, individuals and managed care organizations through our integrated network of imaging centers located in the Southwest region of Florida. Our services include magnetic resonance imaging, or MRI, positron emission tomography, or PET, computed tomography, or CT, and other technologies. These services are noninvasive techniques that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders. We also generate revenue from leasing our real estate holdings located in the Southwest region of Florida principally to commercial customers.

Liquidity and management’s plans:

As reflected in our consolidated statements of operations, we incurred a net loss from our continuing operations amounting to ($1,646,387) and ($2,228,100), for the three months and six months ended June 30, 2008, respectively. In addition, as of June 30, 2008, we have a working capital deficiency of ($721,454) and our bank line of credit facilities, with total outstanding balance of ($1,981,890) at June 30, 2008, have expired. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

Our management is developing plans to alleviate the negative trends and conditions described above. As more fully described in Note 6, we entered into a financing transaction on May 2, 2008 that provided $1,000,000 in gross proceeds from the sale of convertible notes and warrants. In addition, our management is currently negotiating with financial institutions to restructure our current indebtedness to extend existing terms as well as provide additional term and revolving credit. Finally, our management is currently reviewing our operating and cost structure and believes that there are opportunities for cost curtailment.

Our ability to continue as a going concern is dependent on our creditor’s willingness to extend and restructure our existing bank lines of credit or our ability to obtain alternative financing under terms and conditions that are suitable to our management. There can be no assurances that the creditors will not call as due and payable on the bank line of credit or that our management will be successful in identifying and closing new financing arrangements. Ultimately, our ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying consolidated financial statements do not include any adjustments that arise from this uncertainty.

Reclassifications:

Certain merger-related expenses, amounting to $175,000, for the three months ended March 31, 2008 were previously included as general and administrative costs in our previous Form 8-K filed with the SEC on June 18, 2008. Due to the increased level of significance of these costs, commencing with our quarterly period ended June 30, 2008, we now classify all of these expenses in the capition Merger and related expenses in the accompanying statement of operations.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies:

Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts in our consolidated financial statements. Actual results could differ from those estimates.

Consolidation

Our consolidated financial statements include the accounts of our wholly-owned subsidiaries (USI, Axcess Diagnostics Sarasota, LLC, Axcess Diagnostics Bradenton, LLC, and US Imaging Center Corp., LLC) and our discontinued subsidiaries (Axcess MRI Jacksonville, LLC and Axcess Diagnostics Pointe West, LLC). Our consolidated financial statements also include variable interest entities (Axcess Management Group, LLC, Access Diagnostics Building, LLC, and Axcess Diagnostics Building Bradenton, LLC). Variable interest entities, as defined in Interpretation 46(R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”) of the Financial Accounting Standards Board (the “FASB”), are primarily entities that are consolidated with their primary beneficiary, irrespective of the ownership interest, because they either lack sufficient equity or decision making authority. The non-controlling ownership interests in the income or loss of variable interest entities are recorded as charges or credits, respectively, in our consolidated statements of operations. The intercompany accounts and transactions among all of our consolidated entities are eliminated in the preparation of our consolidated financial statements.

Segments

We apply the management approach to the identification of our reportable operating segments as provided in accordance with Statements on Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Imaging Services and (ii) Commercial Real Estate Services.

Revenue Recognition

We recognize our imaging services revenue when the arrangement is evidenced, the price of the service is fixed or determinable, the service has been delivered and the amount is considered to be collectible. As a result, imaging services revenue is generally recorded when the service is performed. We have certain contractual arrangements with health care providers that provide for usage of our imaging equipment over a contractually defined period. These revenues are recorded as they are earned, which is generally over the term of the arrangement. Laws, rules and regulations governing the Medicare and Medicaid programs are extremely complex and subject to interpretation. As a result, recorded estimates may change in the future and such changes in estimates, if any, will be recorded in our operating results in the period they are identified by our management.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

As with many healthcare services providers, we have agreements with third-party payors that provide for payments at amounts that differ from our established rates. Net imaging services revenue is reported at the estimated net realizable amounts from these payors based upon our contracts, our historical experience rate by payor class, and all other available information. Adjustments to these estimates, which have been insignificant during the periods reported, are recorded in the period that the account is settled with the payor.

We recognize rental income arising from our Commercial Real Estate Services segment on a straight-line basis over the term of the lease arrangement, and giving effect to concessions, rent-holidays and similar terms and conditions, if any.

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider cash in operating bank accounts, demand deposits, cash on hand and highly-liquid debt instruments, with an initial maturity of three months or less, as cash and cash equivalents.

Accounts Receivable

Provisions for doubtful accounts are primarily estimated based on historical cash collection experience by payor classification and the age of the patient’s account. When considering the adequacy of the allowances, accounts receivable are routinely reviewed in conjunction with analysis of historical collection rates, healthcare industry trends or other industry indicators, and all other business and economic conditions that might reasonably be expected to affect the collectability of accounts receivable. We write off accounts receivable against our allowances after all collection efforts have been exhausted. We record subsequent recoveries, if any, as an adjustment to our expense.

Certain changes in payor mix, declines in the general economic conditions, and negative trends in federal and state regulations could adversely affect our revenues, accounts receivable, collection experience, cash flows and results of operations.

Property and Equipment

Property and equipment is recorded at cost. Equipment acquired under capitalized leases is recorded based upon the present value of the lease payments, using the explicit rate in the lease or our implicit rate, whichever is more appropriate. Property and equipment is depreciated using the straight-line methods over estimated useful lives of the categories of our assets (ranging from 5 to 39 years), and is limited, in the case of capital leases, to the lease term, if lower. Renewals and betterments that significantly extend the life of the asset are capitalized. Otherwise, expenditures for maintenance and repairs are charged to expense.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

We review our property and equipment for impairments whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable through undiscounted cash flows that the respective asset, or group of assets, generates. Impairment charges may be recognized when the undiscounted cash flow generated from the respective asset, or group of assets, is insufficient to recover the carrying value. In these circumstances, the respective asset, or group of assets, is adjusted to its fair value with a charge to expense.

Advertising

We expense advertising and marketing costs as they are incurred.

Financial Instruments

Financial instruments consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts and notes receivable, accounts payable and accrued liabilities, long-term debt (both third-party and related party), convertible notes and credit facilities.

We carry cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and credit facilities at historical costs. Their respective estimated fair values approximate carrying values due to their current nature. We also carry notes receivable and long-term debt at historical cost. Their respective carrying value and estimated fair values at December 31, 2007 are reflected in the table below. Fair value is calculated using market rates for similar instruments with similar terms and risks. Disclosures about the fair value of our financial instruments are required annually for information purposes, only.

	December 31, 2007
	Carrying Value	Fair Value

Notes receivable, including current maturities	$169,507	$162,743
Long-term debt, including current maturities	$(3,671,741)	$(2,857,311)
Long-term debt, related parties, including current maturities	$(1,359,782)	$(1,231,669)

Market and other conditions from which we derive our assumptions for fair value measurement have not changed such that the December 31, 2007 disclosed fair values would materially change. On May 2, 2008, we entered into a financing arrangement that resulted in the issuance of a 12% per annum, $1,000,000 face value convertible note, with a maturity in two years, and warrants (See Note 7). The convertible note is carried on our June 30, 2008 consolidated balance sheet at its discounted carrying value of $172,568. The estimated fair value of this convertible note is $1,026,000.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

Income taxes:

We account for income taxes applying the asset and liability approach prescribed in SFAS No. 109 Accounting for Income Taxes (“SFAS No. 109”). Under the asset and liability approach, we recognize deferred tax assets and liabilities based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse.  A valuation allowance related to deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset may not be realized.  In applying SFAS No. 109, we reflect the differences arising from variable interest entities as permanent differences because the general presumption that earnings will be distributed to us is overcome in these instances since we do not have contractual rights to those distributions when and if ever made.

(Loss) earnings per share:

We account for (loss) earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic (loss) earnings per share represents our net (loss) or income divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible note and warrants. Diluted (loss) earnings per share is calculated by including potentially dilutive share issuances in the denominator. However, diluted earnings per share does not reflect the effects of 5,555,555 shares potentially issuable upon conversion of our convertible note, 11,111,110 shares potentially issuable shares upon exercise of warrants or 750,235 shares that we have agreed to issue to a placement agent for raising capital above a contractually defined level. These potentially issuable shares would have an anti-dilutive effect on our earnings per share.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a component of an entity be reported as discontinued operations if, among other things, such component (i) has been disposed of or is classified as held for sale, (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity and (iii) will be eliminated from the ongoing operations of the reporting entity.  In the period that a component of ours meet the SFAS No. 144 criteria, the results of operations for current and prior periods are reclassified to a single caption entitled discontinued operations and the assets and liabilities of the related disposal group are segregated on the consolidated balance sheets. See Note 14 for information regarding discontinued operations.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. However, the applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).   SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  SFAS No. 155 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations.  The new standard is effective for fiscal years beginning after September 15, 2006.  SFAS No.156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  FIN No. 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

•
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R)” (“SFAS No. 158”).  SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.  The adoption of EITF 00-19-02 does not a material impact on our consolidated financial position, results of operations or cash flows.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 does not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

•
In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  We do not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

•
In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and we are currently evaluating the effect, if any that the adoption will have on our consolidated financial position results of operations or cash flows.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity.  Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited.

•
In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

•
In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

•
In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

•
In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 3 – Accounts and notes receivable:

Accounts receivable:

Accounts receivable consisted of the following:

	June 30,	December 31,
	2008	2007

Imaging accounts receivables	$3,456,269	$3,507,906
Rent receivable	270,614	256,758
Employee advances	20,092	--
	3,746,975	3,764,664
Allowance for doubtful accounts	(72,768)	(18,200)
Net accounts receivable	$3,674,207	$3,746,464

Our imaging accounts receivable are highly concentrated among third party payors. The following table summarizes the gross imaging receivable by payor and patient obligations as a percent of the total.

	June 30,	December 31,
	2008	2007

Medicare	46%	42%
Other third-party payors	26%	27%
Blue Cross and Blue Shield	15%	17%
Workers’ Compensation	11%	11%
Patient obligations	2%	3%
	100%	100%

Notes receivable:

Notes receivable consists of three notes receivable arising from our sale of a discontinued business during 2007 (See Note 14). The notes receivable bear interest at 5.0% to 9.0% per annum and require either monthly or annual principal and interest payments through 2009. We carry our notes receivable at historical cost as held-to-maturity investments.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 4 – Property and equipment:

Property and equipment consisted of the following:

	June 30,	December 31,
	2008	2007

Land, buildings and improvements	$5,459,998	$5,455,605
Diagnostic and imaging equipment	2,975,166	2,975,166
Computer equipment	1,629,901	1,438,870
Furniture and fixtures	381,471	381,472
	10,446,536	10,251,113
Accumulated depreciation and amortization	(2,058,433)	(1,536,058)
Carrying value	$8,388,103	$8,715,055

Property and equipment acquired under capital lease arrangements included in the above amounts:
Cost	$5,159,775	$4,968,744
Accumulated amortization	(1,186,951)	(782,787)
Carrying value	$3,972,824	$4,185,957

Land, buildings and certain equipment with carrying value of $2,736,602 and $2,564,398 at June 30, 2008 and December 31, 2007, respectively (which are net of $197,565 and $172,204 of accumulated depreciation, respectively) are substantially leased to third-party tenants (See Note 12).

Note 5 – Other assets:

Other current assets:

Other current assets consisted of the following:

	June 30,	December 31,
	2008	2007

Deferred consulting expense	$883,230	$--
Prepaid expenses	68,010	30,770
	951,240	30,770
Accumulated amortization	(294,410)	--
	$656,830	$30,770

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 5 – Other assets (continued):

Other current assets (continued):

We have two consulting arrangements with one organization for strategic consulting services. One contract provides for monthly compensation of $15,000 and expires in October 2008. These expenses are included in Merger and related consulting expense. On May 2, 2008, we entered into a second arrangement that provided for compensation in the form of 3,758,749 shares of our common stock (valued at $676,575) and a term of six months. We have capitalized the cost associated with the second contract and are amortizing the cost using the straight-line method over the contract term. We also entered into a consulting arrangement related to the acquisition of financing for our Company on May 2, 2008. Compensation for this arrangement was paid in the form of 1,148,086 shares of our common stock (valued at $206,655). We have capitalized the cost associated with this contract and are amortizing the cost using the straight-line method over the contract term, which is six months. Total amortization expense during the three and six month periods ended June 30, 2008 related to our deferred consulting services amounted to $294,410 and is included in Merger and related consulting expense.

Other assets:

Other assets consisted of the following:

	June 30,	December 31,
	2008	2007

Deferred loan costs	$164,469	$48,852
Prepaid expenses	55,432	72,664
Security deposits	15,875	45,849
	$235,776	$167,365

Deferred loan costs arose in connection with our convertible note and warrant financing and our building mortgage financings. We amortize deferred loan costs using the straight-line method, which is not materially different than applying the effective method. Amortization of loan costs during the three and six months ended June 30, 2008 amounted to $11,322 and $12,009, respectively, and is included in interest expense. Amortization of loan costs during the three and six months ended June 30, 2007 amounted to $1,374 and $687, respectively, and is included in interest expense.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 6 – Credit facilities and long-term debt:

Our bank credit facilities, which expired in February 2008, provided for maximum borrowings of $2,000,000 and are secured by our consolidated accounts receivable and property and equipment. As of June 30, 2008 and December 31, 2007 we owed $1,981,890 and $1,984,002, respectively, on these credit facilities. The facilities bear interest at 8.25% per annum. The facilities are guaranteed by our subsidiaries and our members. While the lender has the right to require immediate payment of amounts outstanding, they have not done so. Our management is currently negotiating with the lender to extend, restructure or replace the credit facilities. However, there can be no assurances that our management will be successful in these negotiations or that the lender will not call the balance as immediately payable.

Long-term debt consisted of the following:

	June 30,	December 31,
Arrangement	2008	2007

6.09% per annum mortgage note, payable in monthly installments of $19,118, through January 2029	$2,462,705	$2,500,432
8.05% per annum mortgage note, payable in monthly installments of $10,164, through 2011	1,141,368	1,155,318
Other, payable in monthly installments of $661 through October 2009 at 3.8% per annum	12,301	15,991
	3,616,374	3,671,741
Less current maturities	(121,607)	(112,487)
Long-term debt	$3,494,767	$3,559,254

Maturities of our long-term debt are as follows:
Six months ending December 31, 2008		$57,106
Year ending December 31: 2009		121,607
2010		120,893
2011		1,154,537
2012		98,147
Thereafter		2,064,084
		$3,616,374

Our mortgage notes are secured by our land and buildings.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 7 – Convertible note and warrant financing arrangement:

On May 2, 2008, we issued a $1,000,000 face value convertible note and warrants to purchase an aggregate of 11,111,110 shares of our common stock to a trust controlled by the former majority shareholder of Firstway. The convertible note bears interest at 12% per annum, payable quarterly commencing on June 30, 2008. The principal is due on May 2, 2010. The convertible note is convertible at the option of the investor into 5,555,555 shares of our common stock, at a fixed conversion price of $0.18 per share. The warrants may be exercised for 5,555,555 and 5,555,555 shares of our common stock at an exercise price of $0.24 and $0.30 per share, respectively. The warrants expire on May 2, 2012.

We evaluated the conversion and other features embodied in the convertible note for classification under SFAS No. 133 Accounting for Derivative Financial Instruments and Hedging Activities, and other relevant standards. The conversion option was not exempt from classification as a derivative under the conventional convertible exemption due to anti-dilution protections. However, the conversion option was otherwise exempt as an instrument indexed to the Company’s own stock, as provided for in SFAS No. 133. The fair value of other features that generally would require bifurcation were deminimus on the financing date and the reporting date. However, such features will be evaluated for reclassification upon each future reporting date and may require classification as derivative liabilities, accompanied by a charge to expense. We also evaluated the warrants under EITF 00-19 Accounting for Freestanding Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock for classification. As a result of this evaluation, the warrants met all of the requisite conditions for equity classification. However, this review is required to be performed at each future reporting period. If the requisite conditions are not achieved in connection with our future review, we would be required to reclassify the warrants to liabilities and carry them at fair value with adjustments in fair value made through income or expense, as may be required.

Since the equity-indexed instruments and embedded features did not require liability classification, our accounting provided for the allocation of the proceeds to the hybrid convertible debt agreement and the warrants based upon their relative fair values. In addition, we are required to evaluate the presence of a beneficial conversion feature embodied in the convertible note after such allocation. As a result of our calculations, the post-allocation convertible note embodied a beneficial conversion feature that was classified as a component of stockholders’ equity. The following table summarizes the components of our allocation:

Financial Instrument or Feature	Fair Value	Relative Fair Value	Accounting Allocation
Convertible note	$1,026,624	$573,547	$147,093
Warrant tranche A ($0.24 strike price)	411,111	229,676	229,676
Warrant tranche B ($0.30 strike price)	352,222	196,777	196,777
Beneficial conversion feature	--	--	426,454
	$1,789,957	$1,000,000	$1,000,000

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 7 – Convertible note and warrant financing arrangement (continued):

The fair value of the convertible note was estimated based upon its forward cash-flow value using terms and features for similar forward contracts and current market-quoted, risk-adjusted interest rates. Significant assumptions included the assignment of credit-risk adjusted market rates for similar instruments with similar risks. Market interest rates for similar contracts were estimated to range between 7.54% per annum to 10.52% per annum. The fair value of the warrants was estimated using the Black-Scholes-Merton valuation technique. Significant assumptions included the fair value of one share of common stock ($0.18) based upon enterprise valuations that we have negotiated with investors, volatility 61.68% based upon a peer-group of trading companies, a risk-free rate of 2.37% per annum based upon the current rate for zero-coupon treasury securities with remaining terms consistent with the expected term, and a expected term equal to the period to expiration of the warrants, or four years.

The accounting allocation of the convertible note requires us to amortize the discount over the term of the note, using the effective method. Amortization of the discount for the three and six months ended June 30, 2008 amounted to $25,474 and, therefore, our carrying value of the convertible note amounts to $172,568 at June 30, 2008.

In connection with the financing, we incurred $222,521 in direct financing costs. This amount included the issuance of 375,117 shares of our common stock that had an estimated fair value of $67,521 and $155,000 of cash. We allocated the total direct financing costs between the convertible note and warrants in the amounts of $127,626 (recorded in other assets) and $94,895 (recorded in stockholders’ equity), respectively, based upon the relative fair values of these financial instruments. Amounts allocated to other assets are subject to amortization over the term of the convertible note. Amortization amounted to $10,635 during the three and six months ended June 30, 2008 and is included in interest expense.

Note 8 – Variable interest entities:

We have entered into a contractual agreement as co-signer on the 6.09% per annum mortgage note, which has been recorded on Axcess Diagnostics Building Bradenton, LLC’s book. Also, we have entered into certain unconditional guaranties on Axcess Diagnostics Building, LLC’s 8.05% per annum mortgage note and Axcess Management Group, LLC’s capital lease obligation.  These long-term debt and capital lease obligation are also guaranteed by USI’s members, who are members of these entities. Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN No. 46(R) and that we are the primary beneficiary of these variable interest entities since they do not have sufficient equity at risk and or decision making authority for them to finance their activities.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 8 – Variable interest entities (continued):

The following table summarizes the contribution to assets and income (loss) from continuing operations of consolidating variable interest entities (“VIEs”), where we are the primary beneficiary, as of June 30, 2008 and December 31, 2007and for the three and six months ended June 30, 2008 and 2007:

	June 30, 2008		December 31, 2007
	VIEs	Consolidated	VIEs	Consolidated
Current assets	$449,139	$5,262,493	$136,801	$4,164,354
Property and equipment, net	3,560,295	8,388,103	3,616,032	8,715,055
Other assets	58,157	235,776	55,504	201,351
	$4,067,591	$13,886,372	$3,808,337	$13,080,760

Current liabilities	$353,986	$5,983,947	$45,792	$5,055,197
Long-term debt and capital lease obligations	3,604,210	7,394,356	3,794,620	7,528,004
Deferred income taxes	--	278,246	--	--
Non-controlling interests	--	299,870	--	188,284
Members’ equity (deficit)	109,395	(70,047)	(32,075)	309,275
	$4,067,591	$13,886,372	$3,808,337	$13,080,760

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007

Income (loss) from continuing operations	$(34,721)	$(1,646,387)	$209,014	$65,416

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007

Income (loss) from continuing operations	$30,884	$(2,228,100)	$212,841	$308,242

Consistent with traditional consolidation principles, non-controlling interest in the income (loss) of variable interest entities where we are the primary beneficiary is limited to the basis in the entities. Accordingly, we have suspended recognizing non-controlling interest in the losses of variable interest entities that have exhausted their equity. As a result, the aggregate members’ equity in variable interest entities differs from non-controlling interests carried on our consolidated balance sheets.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 9 – Commitments and contingencies:

Leasing arrangements – We lease office space, imaging equipment and office equipment under cancellable and non-cancellable operating leases and capital leases. Future minimum lease payments for both operating and capital leases are as follows:

	Operating Leases	Capital Leases
Six months ending December 31, 2008:	$1,181,272	$530,947
Year ending December 31:
2009	2,030,284	1,056,857
2010	1,661,098	988,149
2011	1,535,101	950,536
2012	350,593	568,958
2013	341,196	21,861
Thereafter	1,074,219	--
	$8,173,763	4,117,308
Less amount representing interest		(524,672)
Capital lease obligations		3,592,636
Less current obligations		(965,615)
Capital lease obligations, non-current		$2,627,021

Rent expense amounted to $590,512 and $1,180,102 during the three and six months ended June 30, 2008, and $829,799 and $1,349,253 during the three and six months ended June 30, 2007, respectively, which is included in the captions Medical equipment rental and maintenance and Facility costs in our consolidated statements of operations.

Medical malpractice claims – There have been no medical malpractice claims filed against our companies as of the filing date of this report. Further, we are not aware of any material unasserted medical malpractice claims. These claims are a business risk and we carry both professional and general liability insurance at levels we believe is necessary to manage this risk.

Litigation, claims and assessments – One action has been filed against us by Advanced Data Systems Corporation (“ADS”) in the form of a demand for AAA Arbitration. The nature of the dispute is for breach of contract and specific performance. The claim is for $134,100. The allegation relates to the installment by ADS of software for medical practice management systems. We have defended on the basis of a violation of express warranties and implied warranties. We also claimed a right to offset against any amount allegedly remaining due, with offset was reflected in the cost to purchase a replacement system at $143,160. Finally, we have instituted a counterclaim in the amount of $15,149 representing the down payment and the lease fee paid to the finance company. The pleadings have been closed and the parties are awaiting assignment of an arbitrator. Management is contesting this case vigorously. Based on the clear defense of non-functionality of the system, it is believed that this matter should resolve in a favorable outcome.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 9 – Commitments and contingencies (continued):

We are otherwise subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Note 10 – Related party transactions:

Long-term debt, related parties consisted of the following:

	June 30,	December 31,
Arrangement	2008	2007

10.0% per annum notes payable with interest only through May 2008, followed by monthly installments of principal and interest payments of $39,722 commencing June 2009 and maturing in May 2012	$1,100,000	$1,100,000
6.0% per annum notes payable in monthly installments of principal and interest through maturities in 2011	148,000	148,000
6.75% - 7.0% per annum unsecured demand notes with interest payable annually	61,782	61,782
Unsecured non-interest bearing demand note	49,000	50,000
	1,358,782	1,359,782
Less current maturities	(258,782)	(235,738)
Long-term debt	$1,100,000	$1,124,044

Advances – We make advances to related parties, from time-to-time typically under informal demand, non-interest bearing arrangements.

Leasing arrangements – We rent one of our imaging facilities from a related party. Rent expense under this arrangement amounted to $147,563 and $283,700 during the three and six months ended June 30, 2008, respectively, which have been included in the caption facility costs. For the three and six months ended June 30, 2007 rent expense under this arrangement amounted to $132,062 and $261,611, respectively. As of June 30, 2008 and December 31, 2007, accounts payable under this arrangement amounted to $482,095 and $322,406, respectively.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 10 – Related party transactions (continued):

During our year ended December 31, 2006, we purchased the remaining minority interest in Axcess Diagnostics Bradenton, LLC in exchange for a 6.0% per annum face value of $150,000 notes payable originally due in monthly installments through 2011. We accounted for this transaction as a purchase that did not give rise to goodwill or other intangible assets. The current outstanding balance of these notes payable is $148,000 and we are in default on the payment terms.  Accordingly, these notes payable are classified as current liabilities in our consolidated balance sheets.

Note 11 – Stockholders’ (deficit) equity:

Reorganization:

On May 2, 2008, we issued 40,952,189 shares of common stock to acquire USI. As discussed in Note 1, a reverse-merger transaction with a non-operating public shell company is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of USI’s member interests for the net monetary assets of Firstway, accompanied by a recapitalization. Accordingly, as a recapitalization, the shares issued to the members of USI are reflected as outstanding for all periods presented.

On April 29, 2008, before the reverse merger described above, our stockholders agreed to the cancellation of an aggregate 29,840,000 shares pro-rata with their common stock holdings, which reduced the outstanding shares to 1,500,000. This transaction was a condition precedent to the reverse merger to effect the desired post-merger capital structure and was accounted for as a component of the recapitalization.

Issuances of common stock:

2008 Issuances:

During the six months ended June 30, 2008, we issued 6,070,077 shares of our common stock, par value $0.0001, for professional and consulting services that were engaged in our merger with USI and our convertible note and financing arrangement. We evaluate and account for share-based payments for goods and services in accordance with SFAS No. 123(R) “Share-based Payments” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The following table summarizes the captions charged for the services:
Activity:	Number of Shares Issued	Deferred Consulting Costs	Deferred Finance Costs	Paid-in Capital	Merger and Other Expense	Total Charges
Common shares issued to consultants	4,906,835	$883,230	$--	$--	$--	$883,230
Common shares issued for direct merger-related costs	788,125	--	--	--	141,862	141,862
Common shares issued for direct finance costs	375,117	--	38,656	28,865	--	67,521
	6,070,077	$883,230	$38,656	$28,865	$141,862	$1,092,613

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 11 – Stockholders’ (deficit) equity (continued):

2007 Issuances:

The Company was organized on January 9, 2007 as a blank-check public company. On the date of our organization, we issued 31,340,000 shares of our common stock, par value $0.0001 to our founders.

Issuances of warrants:

During the six months ended June 30, 2008, we issued warrants to purchase 11,111,110 shares of our common stock in connection with our convertible note and warrant financing arrangement at exercise prices ranging from $0.24 to $0.30. The following table reflects warrant activity during the six months ended June 30, 2008:

	Number of Common Shares Indexed	Weighted Average Price
Balance at January 1, 2008	--	--
Issuances	11,111,110	$0.27
Exercised	--	--
Expired or cancelled	--	--
Balance at June 30, 2008	11,111,110	$0.27

The weighted average remaining lives of our warrants is 3.84 years.

Note 12 – Leasing activities:

We lease a significant portion (representing approximately 70%) of one of our office buildings under operating lease arrangements principally with healthcare tenants. The office building, including improvements and equipment, has a carrying value of $2,736,602 as of June 30, 2008, which amount is net of $197,565 of accumulated depreciation. As of June 30, 2008, non-cancelable future minimum rentals under our operating leases are as follows:

Operating Leases
Six months ending December 31, 2008	$113,042
Years ending December 31:
2009	202,447
2010	165,932
2011	170,910
2012	176,038
2013	181,319
Thereafter	123,273
$1,132,961

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 12 – Leasing activities (continued):

Our arrangements do not provide for contingent rentals. In addition, we currently have no asset retirement obligations related to real estate that we own.

Note 13 – Employee benefit plan:

We sponsor a defined benefit pension plan (the “401K Plan”) covering substantially all of our employees who have been employed one month. Our 401K Plan provides for employer matching after one full year of continuous service in amounts up to 50% of the employee’s elective deferral contribution, up to 6.0% of each employee’s compensation. During the three and six months ended June 30, 2008, our contributions (and expense) amounted to $7,668 and $14,854, respectively. During the three and six months ended June 30, 2007 our contributions (and expense) amounted to $8,274 and $14,663, respectively.

Note 14 – Discontinued operations:

In February 2007, we discontinued our Axcess Diagnostics Pointe West (“Pointe West”) imaging center, a business within our Imaging Services Segment that we concluded was a component of the segment. We decided to sell this business primarily because of our concern over long-term profitability and our ability to gain significant market share in the market that the imaging center served.

The Pointe West Imaging Center was sold in July 2007. The sales price amounted to $516,900 that was paid in cash of $202,641 and notes receivable of $314,259. We recorded a gain of $238,907 on this sale. We have no continuing involvement with the business.

During our year ended December 31, 2004, we discontinued a business within our Imaging Services Segment by abandonment, which we also concluded was a component of the segment, for reasons similar to the Pointe West disposal. We continue to carry minimal asset and liability balances with respect to the 2004 business abandonment, which are being settled in the normal course of business.

The captions assets and liabilities of discontinued businesses in our consolidated balance sheets reflect the following:
	June 30,	December 31,
	2008	2007
Assets:
Accounts receivable	$33,919	$35,951
Property and equipment	--	--
	$33,919	$35,951
Liabilities:
Accounts payable	$--	$850
Notes payable	69,362	72,488
	$69,362	$73,338

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 14 – Discontinued operations (continued):

The caption discontinued operations on our consolidated statements of operations reflects the following:
	Three months ended June 30,	Six months ended June 30,
	2008	2008
Net revenues	$--	$--
Net (loss)	$(357)	$(846)

	Three months ended June 30,	Six months ended June 30,
	2007	2007
Net revenues	$21,475	$49,935
Net (loss) income	$(36,600)	$9,715

We have retained no contingent liabilities associated with the operation discontinued by sale.

Note 15 – Income taxes:

Prior to the merger, USI and its consolidated subsidiaries were treated as partnerships for federal and state income tax purposes and, accordingly, taxable income or loss passed through to the personal income tax returns of the members. On the effective date of the merger, the pass-through status ceased and USI and its subsidiaries that are not variable interest entities will be included in our consolidated tax returns. We are required, under SFAS No. 109, Accounting for Income Taxes, to record the temporary differences between the accounting and tax bases of assets and liabilities that were acquired through a charge to deferred income tax expense in the amount of $735,924.

Our post-merger operations resulted in an operating loss. Under SFAS No. 109, the tax benefit of an operating loss may be recorded to the extent of future taxable income sources that are more likely than not to arise. One source of future income is the reversal of temporary differences that give rise to future taxable income. Accordingly, we have recorded a benefit of $403,524 representing the deferred tax benefit related to our post-merger losses. We may record further benefits up to the remaining balance of deferred tax liabilities or other sources of taxable income that may arise in future periods.

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 15 – Income taxes (continued):

The following table reflects the establishment of our deferred income taxes, the recognition of a benefit for a portion of our operating loss, and our net tax provision for the periods:

	Three months ended June 30,	Six months ended June 30,
	2008	2008
Current provision (benefit):
Federal	$--	$--
State, net of federal benefit	--	--
	--	--
Deferred provision (benefit):
Establishment of deferred income taxes on the merger date	735,924	735,924
Deferred benefit for the period from May 2, 2008 (the Merger Date) to June 30, 2008	(403,524)	(403,524)
Change in valuation allowances	--	--
	$332,400	$332,400

The composition of our deferred taxes is as follows:
	June 30,	Establishment May 2,
	2008	2008
Current:
Accrual to cash basis of accounting differences	$(71,470)	$(450,958)
Installment note receivable	--	(13,306)
Non-deductible accruals	10,469	10,469
Reserves for bad debts	6,847	6,847
	(54,154)	(446,948)
Non-current:
Property and equipment depreciation methods	(278,246)	(288,976)
Valuation allowances	--	--
	$(332,400)	$(735,924)

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 15 – Income taxes (continued):

Our effective tax rate in the accompanying statements of operations differs from the statutory tax rates in the jurisdictions in which we are taxed. The following table reconciles those rates:

Six Months Ended June 30,
2008
Federal statutory rate	(34.00%)
State statutory rate (5.5%), net of federal benefit	(3.63%)
(37.63%)
Establishment of deferred taxes on the date of the merger	38.80%
Non-deductible pre-merger losses that passed through to USI members	16.97%
Variable interest entities treated as permanent differences	(0.61%)
Change in valuation allowances	--
Effective tax rate	17.53%

Note 16 – Segment information:

Our business segments consist of our Imaging Services and our Real Estate Business. Our chief decision making officer considers income (loss) from continuing operations as the basis to measure segment profitability.

The following table summarizes important financial information about our business segments:

Three months ended June 30, 2008	Imaging Services	Real Estate	Total

Revenues from external customers	$3,031,822	$84,964	$3,116,786
Intersegment revenues, eliminated	--	69,958	--
Share-based payments expense, included in merger and other expense	(652,458)	--	(652,458)
Interest expense	(202,301)	(62,808)	(265,109)
Depreciation and amortization	(237,842)	(19,416)	(257,258)
Income tax expense	(332,400)	--	(332,400)
(Loss) from continuing operations	(1,645,688)	(699)	(1,646,387)
Expenditures for additions to property and equipment	(120,573)	--	(120,573)

Axcess Medical Imaging Corporation
(Formerly known as Firstway Enterprises, Inc.)
Notes to Unaudited Consolidated Financial Statements

Note 16 – Segment information (continued):

Three months ended June 30, 2007	Imaging Services	Real Estate	Total

Revenues from external customers	$3,068,252	$59,882	$3,128,134
Intersegment revenues, eliminated	--	61,416	--
Interest expense	(129,655)	(64,499)	(194,154)
Depreciation and amortization	(106,730)	(19,407)	(126,137)
Income (loss) from continuing operations	67,965	(2,549)	65,416
Expenditures for additions to property and equipment	(63,273)	--	(63,273)

Six months ended June 30, 2008	Imaging Services	Real Estate	Total

Revenues from external customers	$5,987,164	$173,302	$6,160,466
Intersegment revenues, eliminated	--	137,902	--
Share-based payments expense, included in merger and other expense	(436,273)	--	(436,273)
Interest expense	(366,054)	(125,393)	(491,447)
Depreciation and amortization	(486,844)	(38,832)	(525,676)
Income tax expense	(332,400)	--	(332,400)
(Loss) from continuing operations	(2,227,213)	(887)	(2,228,100)
Expenditures for additions to property and equipment	(235,025)	--	(235,025)
Total assets	10,173,873	3,712,499	13,886,372

Six months ended June 30, 2007	Imaging Services	Real Estate	Total

Revenues from external customers	$6,246,811	$119,764	$6,366,575
Intersegment revenues, eliminated	--	122,831	--
Interest expense	(285,947)	(128,094)	(414,041)
Depreciation and amortization	(211,351)	(38,814)	(250,165)
(Loss) from continuing operations	(313,817)	(5,575)	(308,242)
Expenditures for additions to property and equipment	(92,777)	(10,780)	(103,557)
Total assets	7,341,365	3,770,527	11,111,892

Note 17 – Subsequent events:

During July 2008, we modified the terms of two of our operating leases for equipment that resulted in their classification as capital leases. Current accounting standards set forth in SFAS No. 13, “Accounting for Leases” provide that under these circumstances the modification gives rise to the capitalization of the arrangement and treatment thereafter as if the modification date was the inception date of a new capital lease arrangement. The capital lease obligations that will be recorded in liabilities in July 2008 amount to $107,000 and $14,980 for the two leases, respectively. The lease terms are 18 months and 12 months, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of operations.

Overview:

Access Medical Imaging Corporation (the “Company” or “We” or “Our”) is a Delaware Corporation that was organized on January 9, 2007. Through our subsidiary, US Imaging Holding, LLC (“USI”), we provide diagnostic imaging services for physicians, individuals and managed care organizations through our integrated network of imaging centers located in the Southwest region of Florida. Our services include magnetic resonance imaging, or MRI, positron emission tomography, or PET, computed tomography, or CT, and other technologies. These services are noninvasive techniques that generate representations of internal anatomy on film or digital media, which are used by physicians for the diagnosis and assessment of diseases and disorders. We also generate revenue from leasing our real estate holdings located in the Southwest region of Florida principally to commercial customers.

On May 2, 2008, we merged with USI pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of USI’s member interest for 40,952,189 (or 96.5%) of our post-merger common shares. Considering that USI’s former members now control the majority of our outstanding voting common stock, USI’s management has actual operational control of and we have effectively succeeded our otherwise minimal operations to our operations, USI is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered, and accounted for as, a capital transaction in substance; it is equivalent to the issuance of USI’s member interests for our net monetary assets of, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. However, on the date of the merger, as a blank-check public shell company, we had no assets and no liabilities. Consolidated financial statements presented herein and subsequent to the merger reflect the consolidated financial assets and liabilities and operations of USI, at their historical costs, giving effect to the recapitalization, as if it had been the Issuer during the periods presented.

On June 13, 2008, we changed our name to Axcess Medical Imaging Corporation.

Business segments:

We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131 Disclosures about Segments of an Enterprise and Related Information. This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Imaging Services and (ii) Commercial Real Estate Services.

•
Imaging Services: We are a leading provider of outpatient diagnostic imaging services through three free-standing, fixed-site imaging centers located in the southwest region of Florida. Our principal sources of revenue are derived from magnetic resonance imaging (MRI), computed tomography (CT) and positron emission tomography/computed tomography (PET/CT). We provide imaging services primarily to referring physicians and patients directly and through shared services or block lease arrangements. Our services include the use of our imaging systems, technologists to operate the systems, equipment maintenance and upgrades and management of day-to-day fixed-site diagnostic imaging operations. We also provide reading services for scans done outside our fixed facility, which includes the use of our imaging storage system under a yearly contract.

•	Commercial Real Estate Services: We also lease commercial real estate located in the southwest region of Florida to principally commercial customers.

Sensitive accounting policies:

Consolidation of variable interest entities:

Our consolidated financial statements include variable interest entities (Axcess Management Group LLC, Access Building LLC, and Axcess Building Bradenton, LLC). Variable interest entities, as defined in Interpretation 46(R) Consolidation of Variable Interest Entities of the Financial Accounting Standards Board, are primarily entities that are consolidated with their primary beneficiary, irrespective of the ownership interest, because they either lack sufficient equity or decision making authority. The non-controlling ownership interests in the income or loss of variable interest entities are recorded as charges or credits, respectively, in our consolidated statement of operations. The intercompany accounts and transactions among all of our consolidated entities, including variable interest entities, are eliminated in the preparation of our consolidated financial statements.

The ongoing accounting treatment of our consolidated variable interest entities is subject to periodic review related to (i) the continuing status of the entities as variable interest entities and (ii) the continuing status of our relationship with the variable interest entities as the primary beneficiary. While we currently know of no events or circumstances that would change the status of either of these items, in the event that the status changes in a future period, we would be required to deconsolidate the entity to which the status changed.

Effective, January 1, 2009, we will be required to adopt Financial Accounting Standard No. 160 Non-controlling Interest in Consolidated Financial Statements, and Amendment of ARB51. Statement 160 changes the classification and reporting for minority interests and non-controlling interests of variable interest entities. Following the effectiveness of Statement 160, these amounts will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this standard, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders equity.

The following table summarizes the contribution of variable interest entities to our consolidated balance sheets as of June 30, 2008 and December 31, 2007 and our income (loss) from continuing operations as of and for the three months and six months ended June 30, 2008 and 2007. See Note 8 Variable interest entities to our consolidated financial statements for additional disclosure related to the variable interest entities.

	June 30, 2008		December 31, 2007
	VIEs	Consolidated	VIEs	Consolidated
Current assets	$449,139	$5,262,493	$136,801	$4,164,354
Property and equipment, net	3,560,295	8,388,103	3,616,032	8,715,055
Other assets	58,157	235,776	55,504	201,351
	$4,067,591	$13,886,372	$3,808,337	$13,080,760

Current liabilities	$353,986	$5,983,947	$45,792	$5,055,197
Long-term debt	3,604,210	7,394,356	3,794,620	7,528,004
Deferred income taxes	--	278,246	--	--
Non-controlling interests	--	299,870	--	188,284
Members’ equity (deficit)	109,395	(70,047)	(32,075)	309,275
	$4,067,591	$13,886,372	$3,808,337	$13,080,760

	Three months ended June 30, 2008		Three months ended June 30, 2007
	VIEs	Consolidated	VIEs	Consolidated

Income (loss) from continuing operations	$(34,721)	$(1,646,387)	$209,014	$65,416

	Six months ended June 30, 2008		Six months ended June 30, 2007
	VIEs	Consolidated	VIEs	Consolidated

Income (loss) from continuing operations	$30,884	$(2,228,100)	$212,841	$308,242

Imaging business revenue:

We recognize our imaging services revenue when the arrangement is evidenced, the price of the imaging service is fixed or determinable, the service has been delivered and the amount is considered to be collectible. As a result, imaging services revenue is generally recorded when the service is performed. We have certain contractual arrangements with health care providers that provide for usage of our imaging equipment over a contractually defined period. These revenues are recorded as they are earned, which is generally over the term of the arrangement.

As with many healthcare services providers, we have agreements with third-party payors that provide for payments at amounts that differ from our established rates. Net imaging services revenue is reported at the estimated net realizable amounts from these payors based upon our contracts, our historical experience rate by payor class, and all other available information. Adjustments to these estimates, which have been insignificant during the periods reported, are recorded in the period that the account is settled with the payor.

On February 8, 2006, the Deficit Reduction Act of 2005 was signed into law by President George W Bush. Certain provisions of the Deficit Reduction Act (“DRA”) were aimed at reducing the Medicare payment rates for the technical component of imaging services provided in physicians’ offices and other non-hospital outpatient based setting under the Medicare Part B program beginning January 1, 2007. In addition, the Medicare Physician Fee Schedule (PFS) under the Medicare Part B program underwent changes that affected imaging reimbursement for those providers billing for both the technical component and professional component, known as billing “globally”, effective January 1, 2007.

The DRA imposed certain caps on the reimbursement for the technical component of an imaging service.  The technical component includes the cost of clinical staff, equipment and supplies to perform a service or procedure. Two separate reimbursement cuts were made under DRA to the technical component of imaging services.

The first provision limits the reimbursement for the technical component to the lesser of the current reimbursement or the reimbursement currently paid in the outpatient hospital setting under the Prospective Payment System (PPS). Commonly called the “HOPPS” reduction, this decrease makes up the largest single cut to date in Medicare reimbursement, at a projected $8.1 billion saving to Medicare over the next ten years.  This provision had its greatest effect on almost all advanced imaging services including: PET/CT, PET, MRI, MRA, CT, and CTA.

The second provision of the DRA affected imaging reimbursement by reducing the technical component when multiple scans are performed on contiguous body parts during a single scanning session. The DRA initially called for a graduated reduction over two years of 25% then 50% on the technical component of the scan that had the lower reimbursement.  The Centers for Medicare and Medicaid Services (“CMS”) eventually announced that it would maintain the reduction at 25% off the technical component of the secondary scan and did not implement the greater 50% reduction slated for 2008. While this part of the DRA reduction did not have tremendous impact on our revenue, the greater impact came from our other insurance carriers (Blue Cross, United Healthcare, etc.) implementing the full 50% reduction.

At the same time, the DRA provisions were implemented, changes to the 2007 Physician Fee Schedule were made that further negatively affected the reimbursement for imaging services. Due to regularly scheduled review of the factors that comprise the PFS, further adjustments to the work relative value unit (RVU) and practice expense RVU were made.  These adjustments affected both the technical component of imaging services as well as the professional component of imaging services that had not been targeted by the DRA.  The professional component represents the physician component of a service or procedure and includes the physician work, associated overhead and professional liability insurance costs.

CMS estimated that imaging centers would experience a minimum 25% overall decrease in Medicare payments in 2007 alone due to the DRA provisions and the proposed multiple PFS decreases to the conversion factor, work relative value unit (RVU), and practice expense RVU of the fee schedule.  The amount of decrease any given company experienced depended heavily on the services provided, with PET, MRI, and CT services set to experience the most significant drops.  The following chart demonstrates the actual decreases experienced from 2006 to 2007 in our highest volume services:

	2006 Global	2007 Global	Difference
PET/CT	$2,714.44	$1,027.24	$(1,687.20)
PET	$2,188.04	$913.32	$(1,274.72)
MRI	$1,068.15	$587.10	$(481.05)
MRA	$916.75	$556.28	$(360.47)
CT	$394.18	$349.19	$(44.99)
CTA	$539.37	$368.29	$(171.08)

The effects of the Medicare reimbursement reductions had further consequences for our financial position. In this region most of our private payor contractual rates are based on a percentage of the Medicare fee schedule. As Medicare imaging reimbursements fell, so did our reimbursements from other third party payors such as Blue Cross, United Healthcare, Aetna and CIGNA.

Impairments:

Our property and equipment is significant, representing 61% of our total assets as of June 30, 2008. As a result, we are required to review our property and equipment for impairments whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. As reflected in our consolidated statements of operations, we incurred a net loss from our continuing operations amounting to ($1,646,387), and ($2,228,100) for the three months and six months ended June 30, 2008, respectively. In addition, as of June 30, 2008, we have a working capital deficiency of ($721,454) and our bank line of credit facility, with an outstanding balance of ($1,981,890), has expired and is due. In addition to raising doubt about our ability to continue as a going concern for a reasonable period, these are the conditions that would also give rise to doubt surrounding our ability to recover the carrying values of our property and equipment.

Impairment charges are generally when the fair value of the respective asset or group of assets is less than its carrying value. As an initial step, though, we are required to compare the undiscounted cash flow generated from the respective asset or group of assets to the carrying values. Since our undiscounted cash flow is sufficient to recover our carrying values, no further considerations are necessary for the periods presented. However, we are required to continue to evaluate our asset recoverability in future periods and our analyses may give rise to impairments in those periods.

Recent accounting standards:

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. However, the applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

•
In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations.  The new standard is effective for fiscal years beginning after September 15, 2006.  SFAS No.156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  FIN No. 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.   In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We have not yet determined the impact that the implementation of FSP 157-2 will have on our non-financial assets and liabilities which are not recognized on a recurring basis; however, we do not anticipate the adoption of this standard will have a material impact on our consolidated financial position, results of operations or cash flows.

•
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R)” (“SFAS No. 158”).  SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years.  The adoption of EITF 00-19-02 does not a material impact on our consolidated financial position, results of operations or cash flows

•
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

•
In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

•
In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-3 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and we are currently evaluating the effect, if any that the adoption will have on our consolidated financial position results of operations or cash flows.

•
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity.  Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited.

•
In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

•
In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

•
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.   The Company is required to adopt FSP 142-3 on January 1, 2009.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

•
In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 will have a material effect on its consolidated financial position, results of operations or cash flows.

•
In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future consolidated financial statements.

Off-balance sheet arrangements:

We lease real estate and certain of our equipment under operating leases. We also lease real estate that we own to tenants under operating leases. As of June 30, 2008, non-cancelable future minimum lease rentals under the operating leases with our landlords (payments) and our tenants (receipts) are as follows:

	Lease Payments	Lease Receipts
Six months ending December 31, 2008	$(1,181,272)	$113,042
Years ending December 31:
2009	(2,030,284)	232,867
2010	(1,661,098)	165,932
2011	(1,535,101)	170,910
2012	(350,593)	176,038
2013	(341,196)	181,319
Thereafter	(1,074,219)	186,758
	$(8,173,763)	$1,226,866

Comparison of our consolidated statement of operations information for the three-months ended June 30, 2008 to June 30, 2007:

Imaging revenue:

Our consolidated imaging revenue decreased by ($36,430) or 12% from $3,068,252 for the three months ended June 30, 2007 compared to $3,031,822 for the three months ended June 30, 2008. The net reduction in revenues is directly attributable to the current economic downturn and the loss of a referring group. As it relates to the economy, typically the first and second calendar quarters have been our highest producing quarters. However, the second quarter of 2008 saw a marked reduction in substantially all businesses in our service area directly attributable to the economic downturn. Also, one of our referring groups purchased two PET/CT mobile units that provide services in all three of our service areas.

Our business and, therefore our revenues, experience cycles. Traditionally, we have experienced higher revenues in the first and second quarters of each year.

Real estate revenue:

Our consolidated real estate revenues increased by $25,082 or 42% from $59,882 for the three months ended June 30, 2007 compared to $84,964 for the three months ended June 30, 2008. We currently lease approximately 70% of our Bradenton, Florida building under operating leases with two unrelated tenants that expire in July 2009 and September 2014. Our leases provide for rent escalation clauses and reimbursement of common area maintenance charges.

Labor and related costs:

Labor and related costs, which are principally attributable to our imaging segment, increased by $79,574, or 9%, from $905,278 for the three months ended June 30, 2007 to $984,852 for the three months ended June 30, 2008. During the quarter ended June 30, 2008 we increased our labor costs due to the hiring of several new employees.

Medical equipment rental and maintenance:

Our equipment and maintenance costs, which are principally attributable to our imaging segment decreased by $105,322 or 11%, from $939,236 for the three months ended June 30, 2007 compared to $833,914 for the three months ended June 30, 2008. This decrease is primarily attributable to the restructuring of certain maintenance agreements.

Radiology costs:

Our radiology costs increased by $342,273 or 128%, from $267,710 for the three months ended June 30, 2007 compared to $609,983 for the three months ended June 30, 2008. In 2008, we were going through a transition in our radiologists that required the use of outside reading fees and locum tenens radiology coverage. This activity caused additional cost and expense that is reflected in the increase in this category of expense.

Merger and related consulting:

Merger and related consulting expense amounted to $652,458 for the three months ended June 30, 2008 (none in 2007). This caption represents direct and indirect incremental costs associated with our merger with USI on May 2, 2008, consulting services related to the development of future financing options and other consulting related to our ongoing strategic initiatives, such as business acquisition activities. Our expense includes $141,862 related to the fair value of common stock issued to our legal counsel for services related to the merger. Our expense also includes $294,410 of amortization of deferred consulting costs, which in the aggregate amounted to $883,230, related to the fair value of common stock issues to strategic consultants. The deferred consulting arrangements expire in October 2008 and, accordingly, we will amortize the remaining deferred consulting costs, amounting to $588,820, to this caption over the remaining term of the arrangements. The remaining composition of this expense category related to direct and indirect incremental costs incurred in connection with the merger, including auditing and consulting services related to the historical financial statements of USI, that are payable in cash. We intend to continue to use consultants in connection with our strategic business activities and we may compensate consultants with share-based arrangements, which will be measured using fair values of the financial instruments issued. We do not, however, currently anticipate incurring the level of merger and related consulting costs that are reflected in the current period operating results.

General and administrative costs:

General and administrative costs increased by $167,904 or 101%, from $165,970 for the three months ended June 30, 2007 compared to $333,874 for the three months ended June 30, 2008. We anticipate increased in future periods in these categories principally related to the incremental costs of being a public reporting company, such as in the areas of accounting, auditing, and legal fees and the undertaking to evaluate internal controls under the Sarbanes-Oxley legislation.

Depreciation and amortization:

Our depreciation and amortization expense increased by $131,121 or 104% from $126,137 for the three months ended June 30, 2007 compared to $257,258 for the three months ended June 30, 2008. This increase is largely attributable to higher average balances in depreciable property and equipment during the more current period.

Medical and other supplies:

Our medical and other supplies costs decreased by ($20,326) or 9%, from $223,722 for the three months ended June 30, 2007 compared to $203,396 for the three months ended June 30, 2008. This decrease is primarily attributable to our reduction in film expense due to the use of our digital imaging system.

Facility costs:

Our facility costs increased by $19,090 or 11%, from $172,281 for the three months ended June 30, 2007 compared to $191,371 for the three months ended June 30, 2008. Facility costs increased due to several factors. These include real estate taxes, cleaning and maintenance, escalation of rent and increase in our utilities secondary gas prices.

Advertising costs:

Our advertising costs decreased by $5,693 or 11%, from $50,502 for the three months ended June 30, 2007 compared to $44,809 for the three months ended June 30, 2008. The decrease reflects cost reduction efforts.

Interest expense:

Our interest expense increased by $70,955 or 37%, from $194,154 for the three months ended June 30, 2007 compared to $265,109 for the three months ended June 30, 2008. The increase is due primarily to (i) increased average borrowings under our aggregate long-term debt, long-term debt—related parties, capital lease obligations and bank credit facilities and (ii) the issuance, on May 2, 2008, of a highly-discounted, $1,000,000 face value convertible note payable. As it relates to item (ii), on May 2, 2008, we issued a $1,000,000 face value convertible note payable with detachable warrants, wherein, we allocated $147,093 of the proceeds to the convertible note balance, $426,453 to the warrants and $426,453 to a beneficial conversion feature. The proceeds allocated to the warrants and beneficial conversion feature are recorded as a component of stockholders’ equity. The resulting discount to the face value of the convertible note, plus deferred financing costs, are being amortized to interest expense over the two-year term of the convertible note. Amortization of the discount and the financing costs amounted to $25,475 and $10,635, respectively, during the three-months ended June 30, 2008. We expect that our interest expense will further increase in future periods due to increasing amortization of the remaining unamortized discount and deferred financing costs associated with the convertible note payable, amounting to $827,431 and $116,991, respectively, at June 30, 2008.

Non-controlling interests in income (loss) of variable interest entities:

Non-controlling interests in income of variable interest entities increased by $30,063 or 119%, from $25,242 for the three months ended June 30, 2007 compared to $55,305 for the three months ended June 30, 2008. These amounts reflect the changes in the operating activities of variable interest entities that we consolidate.

Discontinued operations:

Net loss from our discontinued business segment decreased by $36,243 or 99%, from $36,600 during the three months ended June 30, 2007 compared to $357 during the three months ended June 30, 2008. We do not anticipate significant amounts from our discontinued businesses in future periods as such are in the process of winding down.

Income taxes:

Our provision for income taxes amounted to $332,400 for the three months ended June 30, 2008 (none in 2007). Our income tax provision gives effect to (i) the establishment of ($735,924) in deferred tax liabilities related to our USI subsidiary when it became a taxable entity on May 2, 2008 and (ii) the recognition of deferred tax benefits of $403,524 representing the tax benefit on post-merger operating losses. The establishment of our deferred tax liabilities was a one-time accounting event that arose when we merged with USI and it lost its pass-through tax status. We are able to recognize additional income tax benefits in future periods up to the remaining balance of deferred tax liabilities, or $332,400, to the extent we incur additional operating losses or, if we generate taxable income in future periods, we will be required to reduce the benefit we have recorded accordingly using the effective income tax rate estimated for the year ending December 31, 2008.

Net (loss) income:

Net loss increased by $1,675,560 or 5815% from net income of $28,816 for the three months ended June 30, 2007 compared to net loss of $1,646,744 during the three months ended June 30, 2008. The increase in our net loss is reflective of the preceding matters.

(Loss) earnings per share:

Loss per share increased by $0.04 from earnings per share of $0.00 for the three months ended June 30, 2007 to loss per share of ($0.04) for the three months ended June 30, 2008. Our basic and diluted (loss) income per share gives effect to the recapitalization arising from the merger on May 2, 2008 for all periods presented in our consolidated financial statements. Our loss per share for the three months ended June 30, 2008 does not give effect to the common shares indexed to the convertible note and warrants issued in connection with our convertible note financing arrangement because they have an anti-dilutive effect.

Comparison of our consolidated statement of operations information for the six months ended June 30, 2008 to June 30, 2007:

Imaging revenue:

Our consolidated imaging revenue decreased by ($259,647) or 4% from $6,246,811 for the six months ended June 30, 2007 compared to $5,987,164 for the six months ended June 30, 2008. The net reduction in revenues is directly attributable to the current economic downturn and the loss of a referring group. As it relates to the economy, typically the first and second calendar quarters have been our highest producing quarters. However, the first and second quarter of 2008 saw a marked reduction in substantially all businesses in our service area directly attributable to the economic downturn. Also, one of our referring groups purchased two PET/CT mobile units that provide services in all three of our service areas.

Our business and, therefore our revenues, experience cycles. Traditionally, we have experienced higher revenues in the first and second quarters of each year.

Real estate revenue:

Our consolidated real estate revenues increased by $53,538 or 45% from $119,764 for the six months ended June 30, 2007 compared to $173,302 for the six months ended June 30, 2008. We currently lease approximately 70% of our Bradenton, Florida building under operating leases with two unrelated tenants that expire in July 2009 and September 2014. Our leases provide for rent escalation clauses and reimbursement of common area maintenance charges.

Labor and related costs:

Labor and related costs, which are principally attributable to our imaging segment, decreased by ($51,084) or 3%, from $1,835,594 for the six months ended June 30, 2007 to $1,784,510 for the six months ended June 30, 2008. This reduction was due primarily to the reduction in the number of employees in the first quarter of 2008 and a reduction of our labor costs by introducing technology which allowed us to automate certain processes that had previously required the performance of manual labor.

Medical equipment rental and maintenance:

Our equipment and maintenance costs, which are principally attributable to our imaging segment increased by $53,312 or 3%, from $1,574,277 for the six months ended June 30, 2007 compared to $1,627,589 for the six months ended June 30, 2008. This increase is primarily attributable to the increased costs necessary to support the increased level of equipment related to the imaging services segment with the maturation of our Sarasota imaging center.

Radiology costs:

Our radiology costs increased by $543,639 or 98%, from $554,728 for the six months ended June 30, 2007 compared to $1,098,367 for the six months ended June 30, 2008. In 2008, we were going through a transition in our radiologists that required the use of outside reading fees and locum tenens radiology coverage. This activity caused additional cost and expense that is reflected in the increase in this category of expense.

Merger and related consulting:

Merger and related consulting expense amounted to $829,396 for the six months ended June 30, 2008 (none in 2007). This caption represents direct and indirect incremental costs associated with our merger with USI on May 2, 2008, consulting services related to the development of future financing options and other consulting related to our ongoing strategic initiatives, such as business acquisition activities. Our expense includes $141,862 related to the fair value of common stock issued to our legal counsel for services related to the merger. Our expense also includes $294,410 of amortization of deferred consulting costs, which in the aggregate amounted to $883,230, related to the fair value of common stock issues to strategic consultants. The deferred consulting arrangements expire in October 2008 and, accordingly, we will amortize the remaining deferred consulting costs, amounting to $588,820, to this caption over the remaining term of the arrangements. The remaining composition of this expense category related to direct and indirect incremental costs incurred in connection with the merger, including auditing and consulting services related to the historical financial statements of USI, that are payable in cash. We intend to continue to use consultants in connection with our strategic business activities and we may compensate consultants with share-based arrangements, which will be measured using fair values of the financial instruments issued. We do not, however, currently anticipate incurring the level of merger and related consulting costs that are reflected in the current period operating results. Certain merger related expenses for the three months ended March 31, 2008 were included as general and administrative costs in our previous 8-K filing dated June 18, 2008.  These costs of approximately $175,000 are included as merger and related consulting expenses for the six months ended June 30, 2008.

General and administrative costs:

General and administrative costs increased by $160,847 or 30%, from $543,239 for the six months ended June 30, 2007 compared to $704,086 for the six months ended June 30, 2008. We anticipate increased in future periods in these categories principally related to the incremental costs of being a public reporting company, such as in the areas of accounting, auditing, legal fees and the undertaking to evaluate internal controls under the Sarbanes-Oxley legislation.

Depreciation and amortization:

Our depreciation and amortization expense increased by $272,211 or 109% from $250,165 for the six months ended June 30, 2007 compared to $522,376 for the six months ended June 30, 2008. This increase is largely attributable to higher average balances in depreciable property and equipment during the more current period.

Medical and other supplies:

Our medical and other supplies costs increased by $425, from $436,300 for the six months ended June 30, 2007 compared to $436,725 for the six months ended June 30, 2008. Although we had cost savings due to a reduction in film expense with the use of our digital imaging system, we incurred additional costs due to the maturation of our Sarasota imaging center which increased our overall expenses for the period.

Facility costs:

Our facility costs increased by $53,332 or 17%, from $319,768 for the six months ended June 30, 2007 compared to $373,100 for the six months ended June 30, 2008. Facility costs increased due to several factors. These include real estate taxes, cleaning and maintenance, escalation of rent and increase in our utilities secondary gas prices.

Advertising costs:

Our advertising costs decreased by ($14,247) or 15%, from $94,697 for the six months ended June 30, 2007 compared to $80,450 for the six months ended June 30, 2008. The decrease reflects cost reduction efforts.

Interest expense:

Our interest expense increased by $77,406 or 19%, from $414,041 for the six months ended June 30, 2007 to $491,447 for the six months ended June 30, 2008. The increase is due primarily to (i) increased average borrowings under our aggregate long-term debt, long-term debt—related parties, capital lease obligations and bank credit facilities and (ii) the issuance, on May 2, 2008, of a highly-discounted, $1,000,000 face value convertible note payable. As it relates to item (ii), on May 2, 2008, we issued a $1,000,000 face value convertible note payable with detachable warrants, wherein, we allocated $147,093 of the proceeds to the convertible note balance, $426,453 to the warrants and $426,453 to a beneficial conversion feature. The proceeds allocated to the warrants and beneficial conversion feature are recorded as a component of stockholders’ equity. The resulting discount to the face value of the convertible note, plus deferred financing costs, are being amortized to interest expense over the two-year term of the convertible note. Amortization of the discount and the financing costs amounted to $25,475 and $10,635, respectively, during the six-months ended June 30, 2008. We expect that our interest expense will further increase in future periods due to increasing amortization of the remaining unamortized discount and deferred financing costs associated with the convertible note payable, amounting to $827,431 and $116,991, respectively, at June 30, 2008.

Non-controlling interests in income (loss) of variable interest entities:

Non-controlling interests in income of variable interest entities increased by $65,981 or 145%, from $45,605 for the six months ended June 30, 2007 compared to $111,586 for the six months ended June 30, 2008. These amounts reflect the interests of the non-controlling equity owners in the income (loss) of variable interest entities, of which we consolidate three. Consistent with the principles of consolidation, we do not record benefits for losses of variable interest entities whose members’ equity has been depleted, because the non-controlling member interest holders are not obligated in any way to fund those deficiencies.

Interest income:

We earned and received $3,465 and $10,081 in interest income during the six months ended June 30, 2008 and 2007, respectively. We do not anticipate material levels of interest income in future periods.

Discontinued operations:

Net loss from our discontinued business segment increased by $10,561, from net income of $9,715 during the six months ended June 30, 2007 compared to net loss of  ($846) during the six months ended June 30, 2008. We do not anticipate significant amounts from our discontinued businesses in future periods as such is in the process of winding down.

Income taxes:

Our provision for income taxes amounted to $332,400 for the six months ended June 30, 2008 (none in 2007). Our income tax provision gives effect to (i) the establishment of ($735,924) in deferred tax liabilities related to our USI subsidiary when it became a taxable entity on May 2, 2008 and (ii) the recognition of deferred tax benefits of $403,524 representing the tax benefit on post-merger operating losses. The establishment of our deferred tax liabilities was a one-time accounting event that arose when we merged with USI and it lost its pass-through tax status. We are able to recognize additional income tax benefits in future periods up to the remaining balance of deferred tax liabilities, or $322,400, to the extent we incur additional operating losses or, if we generate taxable income in future periods, we will be required to reduce the benefit we have recorded accordingly using the effective income tax rate estimated for the year ending December 31, 2008.

Net (loss) income:

Net loss increased by $2,546,903 or 801% from net income of $317,957 for the six months ended June 30, 2007 compared to net loss of ($2,228,946) during the six months ended June 30, 2008. The increase in our net loss is reflective of the preceding matters.

(Loss) earnings per share:

Loss per share increased by $0.06 from earnings per share of $0.01 for the six months ended June 30, 2007 to loss per share of ($0.05) for the six months ended June 30, 2008. Our basic and diluted (loss) income per share gives effect to the recapitalization arising from the merger on May 2, 2008 for all periods presented in our consolidated financial statements. Our (loss) per share for the six months ended June 30, 2008 does not give effect to the common shares indexed to the convertible note and warrants issued in connection with our convertible note financing arrangement because they have an anti-dilutive effect.

Liquidity and capital resources

General:

We incurred a net loss from our continuing operations amounting to ($1,646,387), ($2,228,100) and ($220,332) for the three months ended June 30, 2008, six months ended June 30, 2008, and year ended December 31, 2007, respectively. In addition, as of June 30, 2008, we have a working capital deficiency of ($721,454) and our bank line of credit facilities, with an outstanding balance of ($1,981,890), has expired and is due. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

Our management is developing plans to alleviate the negative trends and conditions described above. In May 2008, we entered into a merger and financing transaction that provided $1,000,000 in proceeds to the post-merger combined companies, from the sale of convertible notes and warrants. In addition, our management is currently negotiating with financial institutions to restructure our current indebtedness to extend existing terms as well as provide additional term and revolving credit. Finally, our management is currently reviewing our operating and cost structure and believes that there are opportunities for cost curtailment.

Our ability to continue as a going concern is dependent on our creditor’s willingness to extend and restructure our existing bank line of credit or our ability to obtain alternative financing under terms and conditions that our suitable to our management. There can be no assurances that the creditors will not call as due and payable the bank line of credit or that our management will be successful in identifying and closing new financing arrangements. Ultimately, our ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not include any adjustments that arise from this uncertainty.

Comparison of our consolidated cash flows information for the six months ended June 30, 2008 and June 30, 2007 and our significant operating assets and liabilities at June 30, 2008:

Operating activities:

We generated $72,263 in cash from operating activities during the six months ended June 30, 2008, compared to using ($908,942) during the same period in the prior year. The increase in our cash provided from operating activities is largely attributable to (i) the significant increase by $618,335 and $159,689, respectively, in our accounts payable and accrued liabilities and accounts payable—related parties resulting from the extension of these liabilities and (ii) a more stable cash flows from our Sarasota facility that was opened in November 2006.

Our imaging accounts receivable amounts to $3,674,207 and represents 70% of our consolidated current assets at June 30, 2008 (compared to $3,746,464 or 90% at December 31, 2007) and are highly concentrated among third party payors. The following table illustrates the gross imaging receivable by payor and patient obligations as a percent of the total.

	June 30, 2008	December 31, 2007

Medicare	46%	42%
Other third-party payors	26%	27%
Blue Cross and Blue Shield	15%	17%
Workers’ Compensation	11%	11%
Patient obligations	2%	3%
	100%	100%

Credit losses on our accounts receivable have increased from zero during the six months ended June 30, 2007 to $57,568 during the six months ended June 30, 2008 which amount gives effect to the current economic downturn in our industry. Further, the loss or curtailment of business within the third-party payor groups could have a material adverse affect on our operations.

Our trade accounts payable and accrued liabilities amount to $2,050,442 and represents 34% of our consolidated current liabilities at June 30, 2008 (compared to $1,432,107 or 28% at December 31, 2007). Our trade accounts payable and our accrued liabilities are currently being extended where possible to preserve our capital resources during the downturn in our business. The balance of our current liabilities is largely attributable to current maturities of financing arrangements, discussed below.

Investing activities:

We generated $82,633 in cash from our investing activities during the six months ended June 30, 2008, compared to $51,585 during the same period in the prior year. Cash generated during these periods is largely attributable to receipts on notes and advances by related parties. We currently anticipate further collections of $82,582 on outstanding notes receivable, but no or limited advances from related parties.

During the six months ended June 30, 2008, we purchased $230,632 of fixed assets under capital lease arrangements that did not require cash and $4,392 for cash. During the six months ended June 30, 2007, we purchased $103,557 of fixed assets under capital lease arrangements and $8,806 for cash. We will continue to use leasing facilities to purchase our medical and certain other equipment. These lines currently do not provide for the extension of funds for working capital.

We currently have no material commitments for the purchase of property and equipment.

Financing activities:

We generated $447,301 of cash in our financing activities during the six months ended June 30, 2008 ($896,933 was generated during the six months ended June 30, 2007). This amount represented $397,700 of payments on our debt, credit facilities and capital leases, offset by loan proceeds of $845,001 from our sale on May 2, 2008 of convertible notes and warrants. During the six months ended June 30, 2007, we increased our borrowings on our credit facilities by $571,546 and received proceeds from long term debt in the amount of $1,648,922, offset by payments on long term debt, related party debt and credit facilities of $1,317,535.

Current maturities of long-term debt, capital leases and related party obligations amount to $3,327,894 and represents 56% of our consolidated current liabilities as of June 30, 2008 ($3,227,346 or 64% at December 31, 2007). Total long-term debt, capital lease obligations and related party obligations amount to $7,221,788 and represents 53% of our total liabilities at June 30, 2008 ($7,528,004 or 60% at December 31, 2007). We have significant indebtedness that will require the use of our cash in current and future periods unless our indebtedness can be restructured. In addition, our bank line of credit facilities, with an outstanding balance of $1,981,890, expired in February 2008 and is now due. While the creditor has not called the note for payment, it has the right to do so. Our management is currently negotiating with the creditor and other financial institutions to restructure our current indebtedness to extend existing terms as well as provide additional term and revolving credit. There can be no assurances that the creditors will not call the bank line of credit for immediate payment or that our management will be successful in identifying and closing new financing arrangements or modifications.

We currently have no availability on any credit facility.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies, as defined by Item 10(f)(1) of Regulation S-K, such as us, are not required to provide the information required by this Item, as provided in Item 305 (e).

Item 4T. Controls and Procedures.

As of the end of the period covered by this report, our principal executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer who concluded that the Company’s disclosure controls and procedures were effective as of the date of the evaluation.

There were no changes in internal controls during the quarterly period ended June 30, 2008 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

One action has been filed against us by Advanced Data Systems Corporation (“ADS”) in the form of a demand for AAA Arbitration. The nature of the dispute is for breach of contract and specific performance. The claim is for $134,100. The allegation relates to the installment by ADS of software for medical practice management systems. We have defended on the basis of a violation of express warranties and implied warranties. We also claimed a right to offset against any amount allegedly remaining due, with offset was reflected in the cost to purchase a replacement system at $143,160. Finally, we have instituted a counterclaim in the amount of $15,149 representing the down payment and the lease fee paid to the finance company. The pleadings have been closed and the parties are awaiting assignment of an arbitrator. Management is contesting this case vigorously. Based on the clear defense of non-functionality of the system, it is believed that this matter should resolve in a favorable outcome.

We are otherwise subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of such matters should not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

On May 2, 2008, USI merged with Firstway pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of the membership interest of USI for 40,952,189 of Firstway’s post-merger common shares. As set forth in the Exchange Agreement, the former majority shareholders (the “Former Shareholders”) of the Company made various representations and warranties to USI and the members of USI regarding the status and affairs of the Company. USI is presently evaluating potential claims against the Former Shareholders resulting from a breach of such representations stemming from the Company’s filing of its quarterly report for the three months ended March 31, 2008 without obtaining the required auditor review.

Item 1A. Risk Factors.

RISK FACTORS

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although our management team has been engaged in the medical imaging business for an extended period of time, we did not begin operations of our current business concept until 2002. We have a limited operating history.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not been consistent, and we may not be able to achieve profitability.

We incurred a net loss from our continuing operations amounting to ($1,646,387), ($2,228,100) and ($220,332) for the three months ended June 30, 2008, six months ended June 30, 2008, and year ended December 31, 2007, respectively. In addition, as of June 30, 2008, we have a working capital deficiency of ($721,454) and our bank line of credit facilities, with an outstanding balance of ($1,981,890), has expired and is due. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period. If we incur additional significant operating losses, our stock price, if we begin to trade publicly, may decline, perhaps significantly.

Our management is developing plans to alleviate the negative trends and conditions described above. In May 2008, we entered into a merger and financing transaction that provided $1,000,000 in proceeds to the post-merger combined companies, from the sale of convertible notes and warrants. In addition, our management is currently negotiating with financial institutions to restructure our current indebtedness to extend existing terms as well as provide additional term and revolving credit. Finally, our management is currently reviewing our operating and cost structure and believes that there are opportunities for cost curtailment. Our business plan is speculative and unproven and there is no guarantee that we will be able to restructure our current indebtedness or curtail our operating expenses.  Further,  there is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the year ended December 31, 2007 and the six months ended June 30, 2008, we derived approximately 87% and 87%, respectively, of our net patient revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues.

Certain third-party payors have proposed and implemented initiatives which have the effect of substantially decreasing reimbursement rates for diagnostic imaging services provided at non-hospital facilities, and third-party payors are continuing to monitor reimbursement for diagnostic imaging services. A third-party payor has instituted a requirement of participation that freestanding imaging center providers to offer multi-modality imaging services and not simply offer one type of diagnostic imaging service. Other third-party payors have instituted specific credentialing requirements on imaging center providers and physicians performing interpretations and providing supervision. Similar initiatives enacted in the future by numerous additional third-party payors may have a material adverse impact on our financial condition and results of operations.

Under Medicare’s prospective payment system for hospital outpatient services, or HOPPS, a hospital is paid for outpatient services on a rate per service basis that varies according to the ambulatory payment classification, or APC, to which the service is assigned rather than on a hospital’s costs. Each year the Centers for Medicare and Medicaid Services, or CMS, publish new APC rates that are determined in accordance with the promulgated methodology. Multi-modality and certain fixed-site centers which are freestanding and not hospital-based facilities are not directly affected by HOPPS. Under the final rule for HOPPS effective January 1, 2008, which was released on November 1, 2007, CMS is packaging many radiology and radiation oncology services and drugs into procedural codes, thereby paying one consolidated payment for a service that commonly involves several coding components. The practical overall effect in many cases is to decrease the total reimbursement received by hospitals for certain outpatient radiological services, including PET/CT. Because unfavorable reimbursement policies constrict the profit margins of the mobile customers we bill directly, we have and may continue to lower our fees to retain existing PET and PET/CT customers and attract new ones. Although CMS continues to expand reimbursement for new applications of PET and PET/CT, expanded application is unlikely to significantly offset the anticipated overall reductions in PET and PET/CT reimbursement. Any modifications under HOPPS further reducing reimbursement to hospitals may adversely impact our financial condition and results of operations since hospitals will seek to offset such modifications.

In addition, in August 2005, CMS published proposed regulations that apply to hospital outpatient services that significantly decrease the reimbursement for diagnostic procedures performed together on the same day. Under the proposed new methodology, CMS identified families of imaging procedures by imaging modality and contiguous body area. Medicare would pay 100% of the technical component of the higher-priced procedure and 50% for the technical component of each additional procedure for procedures involving contiguous body parts within a family of codes when performed in the same session. Prior to the effectiveness of the proposed regulations, Medicare paid 100% of the technical component of each procedure. In November 2006, CMS published final regulations that delay the implementation of this reimbursement methodology for an indefinite period of time. If third-party payors reduce the amount of their payments to our customers, our customers will likely seek to reduce their payments to us or seek an alternate supplier of diagnostic imaging services. Because unfavorable reimbursement policies have constricted and may continue to constrict the profit margins of physician groups and other healthcare providers that we bill directly, we have lowered and may continue to need to lower our fees to retain existing customers and attract new ones. These reductions have had a significant adverse effect on our financial condition and results of operations by decreasing demand for our services or creating downward pricing pressure.

Services provided in non-hospital based freestanding facilities, including independent diagnostic testing facilities, are paid under the Medicare Part B fee schedule. In November 2005, CMS published final regulations, which would implement the same multi-procedure methodology rate reduction proposed for hospital outpatient services, for procedures reimbursed under the Medicare Part B fee schedule. CMS proposed phasing in this rate reduction over two years, 25% in 2006, and another 25% in 2007. The first phase of the rate reduction was effective January 1, 2006; however, under final regulations released in November 2006, CMS did not implement the second phase of the rate reduction in 2007. CMS has not yet stated whether it will implement the second phase. If, in the future, CMS ultimately implements the second phase reduction, it will have a material effect on our imaging revenue.

The Deficit Reduction Act of 2005, or DRA, became effective January 1, 2007 and has resulted in significant reductions in reimbursement for radiology services for Medicare beneficiaries. The DRA provides, among other things, that reimbursement for the technical component for imaging services (excluding diagnostic and screening mammography) in non-hospital based freestanding facilities will be the lesser of HOPPS or the Medicare Part B fee schedule. Implementation of the reimbursement reductions in the DRA has had, and we believe will continue to have, a material adverse effect on our financial condition and results of operations.

We do not know to what extent other third-party payors may propose reimbursement reductions similar to the DRA. Several significant third-party payors implemented the reduction for multiple images on contiguous body parts (as currently in effect under CMS regulations), and additional payors may implement this reduction as well. If CMS implements the second phase of the rate reduction for multiple images on contiguous body parts, third-party payors may follow CMS practice and implement a similar reduction. Such reduction would further negatively affect our financial condition and results of operations.

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0% respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation. In fact, there was a proposed decrease under the Medicare Part B fee schedule of 10.1% for calendar 2008; however, this decrease did not go into effect.  Effective January 1, 2008 there will be an increase of 0.5% in the Medicare Part B fee schedule for the first six months of the calendar year. If there are decreases in the Medicare Part B fee schedule in the future it may have a material adverse effect on our financial condition and results of operations.

All of the congressional and regulatory actions described above reflect industry-wide cost-containment pressures that we believe will continue to affect healthcare providers for the foreseeable future.

Our centers depend on physician referrals and contractual arrangements with insurance carriers for their business.

Our centers are principally dependent on our ability to attract referrals from physicians and other healthcare providers representing a variety of specialties. In order to attract patients with commercial insurance coverage from these referral sources, we must maintain a contractual relationship with their insurance carrier or managed care organization.  Consistent with industry standards, a substantial number of our payor contracts permit payors to unilaterally change their fee schedules that are used to determine the amounts we are reimbursed. A significant decline in referrals through the loss of contracts with commercial payors, or otherwise, would have a material adverse effect on our business, financial condition and results of operations. In addition, if our referral sources purchase their own diagnostic imaging equipment and compete against us, our referrals may be temporarily or permanently reduced.

Our net revenues are significantly impacted by estimates of contractual allowances and the collectability of claims.

We bill the majority of our payors a gross amount for the diagnostic imaging services we provide. These gross charges are reduced by estimated allowances for contractual adjustments, since we are reimbursed at an agreed upon rate that is significantly lower than the gross rate we charge. Our gross charges are also reduced by doubtful accounts, or uncollectible amounts. Due to the extended period of time over which our claims are adjudicated, our management must estimate the allowance for contractual adjustments and doubtful accounts. These estimates are significant in amount and are complicated by our payor mix and the extended period of time between our provision of services and when we are actually reimbursed by the payor. These estimates are further impacted by trends toward increased patient pay, which is more difficult to collect, and secondary insurance. If we are forced to revise our estimates for contractual adjustments or doubtful accounts, or our existing reserves are not adequate, our financial results will be adversely affected.

We compete with other diagnostic imaging companies, referral physicians and hospitals and this competition could adversely affect our revenue and our business.

The overall diagnostic imaging services market is highly competitive, with services provided in a variety of settings and by several different types of providers. We compete principally on the basis of our reputation for delivering high quality images and radiologist reports in a timely manner, the comfort and care we provide to patients in our centers and price. We compete with other fixed-site, outpatient diagnostic imaging providers, non-radiologist physician practices, radiologists that own their own equipment, hospitals that own their own equipment and others, including leasing companies that own and operate diagnostic imaging equipment. Our major industry competitors include Healthsouth Corporation, Radiologix, Inc., InSight Health Services Corp. and Alliance Imaging, Inc. Our local competition includes hospitals, medical clinics and physician groups that provide diagnostic imaging services by leasing mobile diagnostic imaging equipment on a full or part-time basis. Some of our competitors that provide diagnostic imaging services may now or in the future have access to greater financial resources than we do and the ability to acquire newer, more advanced equipment. Finally, we face competition from providers of competing technologies that we do not offer, and may face competition from providers of new technologies in the future. If we are unable to successfully compete, our customer base would decline and our business, financial condition and results of operations would be harmed.

Certain hospitals, particularly larger hospitals, may directly acquire and operate on-site diagnostic imaging equipment as part of their overall inpatient servicing capability. There have been periods in the recent past when there has been significant excess capacity in the diagnostic imaging business in the United States, which can negatively affect utilization and reimbursement.

In addition, we believe there is a growing trend of non-radiologist physician practices establishing their own diagnostic imaging centers within their group practices, pursuant to exceptions to physician self-referral legislation, which is an increasing source of competition.

An inability to meet our capital expenditure needs could adversely affect our ability to build and maintain our business.

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new centers and the acquisition of additional businesses and new imaging equipment. As the technology used in diagnostic imaging continues to advance, and as we continue to open or acquire new centers, our capital expenditures will remain substantial. We incur capital expenditures to, among other things:

♦	open new centers and acquire centers;
♦	upgrade our imaging equipment and its software;
♦	make leasehold improvements;
♦	upgrade information technology systems;
♦	purchase equipment upon termination of operating leases; and
♦	replace underperforming or outdated equipment;
♦	maintenance contracts.

Inadequate equipment can be a competitive disadvantage, particularly if local market competitors have installed significantly more advanced equipment. To the extent we are unable to generate sufficient cash from our operations, funds are no longer available under our senior credit facility or we are unable to secure additional financing on acceptable terms, or at all, we may be unable to fund our capital expenditure requirements. Furthermore, there is no assurance that we will be able to raise any necessary additional funds through bank financing or the issuances of equity or debt securities on terms acceptable to us, if at all.

We may be unable to effectively maintain our equipment or generate revenue when our equipment is not working.

Timely, effective service is essential to maintaining our reputation and high utilization rates on our imaging equipment. Repair of a piece of diagnostic imaging equipment can take a week or more and causes a loss of revenue. Our warranties, maintenance contracts and business interruption insurance may not fully compensate us for loss of revenue when our equipment is out of service. The principal components of our operating costs include depreciation, salaries paid to technologists, annual equipment maintenance costs and insurance costs. Because such a large portion of these expenses are fixed, a reduction in the number of scans performed due to out-of-service equipment will result in lower revenue and margins. Repairs of our equipment are performed for us by the equipment manufacturers or by parties with whom we contract for service. These manufacturers may not be able to perform repairs or supply needed parts in a timely manner. Thus, if we experience greater than anticipated equipment malfunctions or if we are unable to promptly obtain the service necessary to keep our equipment functioning effectively, our revenue could decline and our ability to provide services would be harmed.

We may be subject to professional liability risks which could be costly and could negatively impact our business and financial results.

We may be subject to professional liability claims. Although there currently are no known hazards associated with diagnostic imaging or our other imaging technologies when used properly, hazards may be discovered in the future. Furthermore, there is a risk of harm to a patient during an MRI or CT scan. Patients are carefully screened to safeguard against this risk, but screening may nevertheless fail to identify the hazard. We may also be subject to malpractice claims for the work of our radiologists. To protect against the impact of possible professional liability, we maintain professional liability insurance. However, if we are unable to maintain insurance in the future at an acceptable cost, or at all, or if our insurance does not fully cover us and a successful claim is made against us, we could be exposed to liability. While we require our non-employee radiologists to obtain their own malpractice insurance policies, we may be subject to malpractice claims related to the work of our non-employee radiologists. Any claim made against us not fully covered by our insurance policies could be costly to defend, result in a substantial damage award against us and divert the attention of our management from our operations, which could negatively impact our business and financial results.

Technological change in our industry could reduce the demand for our services and require us to incur significant costs to upgrade or replace our equipment.

Technological change in the diagnostic imaging services industry may accelerate in the future. The effect of technological change could significantly impact our business. The development of new imaging technology or new diagnostic applications for existing technology may require us to adapt our existing technology or acquire new or technologically improved equipment in order to successfully compete. In the future, however, we may not have the financial resources to adequately upgrade our technology, particularly given our indebtedness. The development of new technologies or refinements of existing ones might make our existing equipment technologically or economically obsolete, or cause a reduction in the value of, or reduce the need for, our equipment.

Our revenue may fluctuate or be unpredictable and this may harm our financial results.

The amount and timing of revenue that we may derive from our business will fluctuate based on:

♦	changes in the number of days of service we can offer with respect to a given diagnostic imaging equipment due to equipment downtime;
♦	patient pay and deductible obligations; and
♦	seasonal and weather factors; and
♦	Changes in government regulations, agencies, including IRS as to booking income / revenue; and
♦	Availability of radiologists.

We derive a portion of our revenues from patient pay and deductible obligations. These obligations are often greater in the beginning of the calendar year, and thus our revenue related to such patient pay may fluctuate from quarter to quarter. We also experience seasonality and other fluctuations in the volume of our services. Referral source and patient vacation schedules, events and population movements specific to certain of our operating regions and inclement weather may affect our revenues. As a result, our revenue may significantly vary from quarter to quarter, and our quarterly results may be below market expectations. We may not be able to reduce our expenses, including our debt service obligations, quickly enough to respond to these fluctuations in revenue, which would make our business difficult to operate and would harm our financial results.

Some of our imaging services involve the handling of hazardous materials and wastes, including the use and disposal of radioactive materials, which could subject us to regulation, related costs and delays and potential liabilities for violations of environmental, health and safety laws.

We are subject to federal, state and local regulations governing storage, use and disposal of hazardous materials and medical, radioactive and other waste products. Our diagnostic centers generate small amounts of medical wastes or other hazardous materials, and some of our imaging services involve the use of radioactive materials. Although we believe that our procedures for storing, handling and disposing of these hazardous materials comply with the standards prescribed by law and adequately provide for the safety of our patients, employees and the environment, we cannot completely eliminate the risk of accidental releases, contamination or injury associated with such materials. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. We may not be able to maintain insurance on acceptable terms, or at all. We could incur significant costs and the diversion of our management's attention in order to comply with current or future environmental, health and safety laws and regulations.

We depend upon key personnel and need additional personnel

Our success depends on the continuing services of Dr. Stephen Miley, our sole executive officer, and the existing management of each of our centers.  The loss of any of these individuals could have a material and adverse effect on our business operations.

Additionally, the success of the Company’s operations will largely depend upon its ability to successfully attract and maintain competent and qualified key management personnel. As with any company with limited resources, there can be no guaranty that the Company will be able to attract such individuals or that the presence of such individuals will necessarily translate into profitability for the Company.  Our inability to attract and retain key personnel may materially and adversely affect our business operations.

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive regulation at both federal and state levels for those states in which we conduct our business. The laws that directly or indirectly affect our ability to operate our business include the following:

• the federal Medicare and Medicaid Anti-Kickback Law;
• federal and state billing and claims submission laws and regulations;
• the federal Health Insurance Portability and Accountability Act of 1996;
• the federal physician self-referral prohibition commonly known as the Stark Law and state equivalents of the Stark Law;
• state laws that prohibit the practice of medicine by non-physicians and prohibit fee-splitting arrangements involving physicians; and
• federal and state laws governing the diagnostic imaging equipment we use in our business concerning patient safety, equipment operating specifications and radiation exposure levels.

If our operations are found to be in violation of any of the laws and regulations described in this risk factor or the other governmental regulations which govern our activities, we may be subject to the applicable penalty associated with the violation, including civil and criminal penalties, damages, fines or the curtailment of our operations. Any material penalties, damages, fines or curtailment of our operations, individually or in the aggregate, would adversely affect our ability to operate our business and our financial results. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business.

In addition, healthcare laws and regulations may change significantly in the future. We continually monitor these developments and modify our operations from time to time as necessary and in response to changes in the regulatory environment. There is no assurance, however, that any new healthcare laws or regulations will not adversely affect our business. There is no assurance that a review of our business by judicial or regulatory authorities will not result in a determination that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that restricts our operations.

If we fail to comply with various licensure, certification and accreditation standards, we may be subject to loss of licensure, certification or accreditation, which would adversely affect our operations.

Ownership, construction, operation, expansion and acquisition of diagnostic imaging centers are subject to various federal and state laws, regulations and approvals concerning licensing of centers, personnel, other required certificates for certain types of healthcare centers and major medical equipment. In addition, independent diagnostic imaging centers that provide services outside of a physician's office must be enrolled by Medicare as an IDTF to bill the Medicare program. Medicare fiscal intermediaries have discretion in applying the IDTF requirements and therefore the application of these requirements may vary from jurisdiction to jurisdiction. We may not be able to receive the required regulatory approvals for any future acquisitions, expansions or replacements, and the failure to obtain these approvals could limit the opportunity to expand our services.

Our facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensure and certification. If any facility loses its certification under the Medicare program, then the facility will be ineligible to receive reimbursement from the Medicare and Medicaid programs.  A change in the applicable license or enrollment status of one of our facilities could adversely affect our other facilities, and in turn, us as a whole. We intend to conduct our operations in compliance with applicable federal, state, and local laws and we monitor developments in healthcare law so that we can modify our operations from time to time as the business and regulatory environment changes.

If we fail to successfully implement, integrate and secure our information systems at our facilities, we could suffer penalties, be required to make significant changes to our operations and our cash flows could be negatively affected.

The Administrative Simplification Provisions of HIPAA required HHS to adopt standards to protect the security and privacy of health related information. Although HHS issued proposed rules in 1998 concerning the security standards, final rules were not adopted until February 20, 2003. The security standards contained in the final rules do not require the use of specific technologies (e.g., no specific hardware or software is required), but instead require health plans, healthcare clearinghouses and healthcare providers to comply with certain minimum security procedures in order to protect data integrity, confidentiality and availability.

The HIPAA privacy standards contain detailed requirements regarding the use and disclosure of individually identifiable health information. Improper use or disclosure of identifiable health information covered by the HIPAA privacy regulations can result in the following fines and/or imprisonment: (i) civil money penalties for HIPAA privacy violations are $100 per incident, up to $25,000, per person, per year, per standard violated; (ii) a person who knowingly and in violation of the HIPAA privacy regulations obtains individually identifiable health information or discloses individually identifiable health information to another person may be fined up to $50,000 and imprisoned up to one year, or both; (iii) if the offense is committed under false pretenses, the fine may be up to $100,000 and imprisonment for up to five years; and (iv) if the offense is done with the intent to sell, transfer, or use individually identifiable health information for commercial advantage, personal gain, or malicious harm, the fine may be up to $250,000 and imprisonment for up to ten years.

HIPAA also required HHS to adopt national standards establishing electronic transaction standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Although these standards were to become effective October 2002, Congress extended the compliance deadline until October 2003 for organizations, such as ours, that submitted a request for an extension. We believe we are in material compliance with the HIPAA electronic transaction standards.

We may engage in acquisitions, which will consume resources and may be unsuccessful or unprofitable.

We have pursued, and we intend to continue to pursue, a strategy of acquiring medical imaging centers that fit within our business model.  However, acquisitions are not always successful or profitable.  Any future acquisitions could expose us to risks, including risks associated with assimilating new operations and personnel; diversion of resources from our existing businesses; inability to generate revenues sufficient to offset associated acquisition costs; and risks associated with the maintenance of uniform standards, controls, procedures and policies.  Acquisitions may also result in additional expenses from amortizing acquired intangible assets.  If we attempt an acquisition and are unsuccessful in its completion, we will likely incur significant expenses without any benefit to our company.  If we are successful in completing an acquisition, the risks and other problems we face may ultimately make the acquisition unprofitable.  Failed acquisition transactions and underperforming completed acquisitions would burden us with significant costs without any corresponding benefits to us, which could cause our stock price to decrease, perhaps significantly.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

The issuance of shares upon conversion of the convertible debenture and exercise of outstanding Series A and Series B Warrants issued to the investor may cause immediate and substantial dilution to the Company’s existing stockholders.

The issuance of shares upon conversion of the convertible debenture and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investor may ultimately convert and sell the full amount issuable on conversion. Although the investor may not convert their convertible debenture if such conversion would cause them to own more than 4.99% of the Company’s outstanding common stock, this restriction does not prevent the investor from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the investor could sell more than their limit while never holding more than this limit.

We have not voluntary implemented various corporate governance measures, in the absence of which, shareholders may have more limited protections against interested director transactions, conflict of interest and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or the NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors' independence, audit committee oversight, and the adoption of a code of ethics. While we intend to adopt certain corporate governance measures such as a code of ethics and established an audit committee, Nominating and Corporate Governance Committee, and Compensation Committee of our board of directors, we presently do not have any independent directors. We intend to expand our board membership in future periods to include independent directors. It is possible that if we were to have independent directors on our board, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by our sole director who has an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures and independent directors in formulating their investment decisions.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX 404"), the Securities and Exchange Commission adopted rules requiring smaller reporting companies, such as our company, to include a report of management on the company's internal controls over financial reporting in their annual reports for fiscal years ending on or after December 15, 2007. We did not include a management report or an attestation report of our independent registered public accounting firm regarding internal control over financial reporting for the year ended December 31, 2007 pursuant to temporary rules of the Securities and Exchange Commission that do not require us to provide the management's report or attestation report in that annual report. We will be required to include the management report in the annual report for the year ending December 31, 2008. In addition, for our fiscal year ending December 31, 2009 the independent registered public accounting firm auditing our financial statements must also attest to and report on management's assessment of the effectiveness of our internal controls over financial reporting as well as the operating effectiveness of our internal controls. In the event we are unable to receive a positive attestation from our independent auditors with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain financing as needed could suffer.

There is no public market for our common stock and our shares of common stock are subject to significant restrictions on their transferability.

There is currently no public market for the shares of our common stock. While we intend to seek a broker dealer who will file an application with the OTC Bulletin Board and make a market in our securities, there is no assurance that a broker dealer will be interested in making a market in our stock or that an active market in our stock will ever develop. In addition, all the shares of common stock have not been registered under the Securities Act or under the securities laws of any state or other jurisdiction. As a result, such securities can be transferred without registration under the Securities Act or, if applicable, the securities laws of any state or other jurisdiction only if such registration is not then required because of an applicable exemption there from. Compliance with the criteria for securing exemptions under the Securities Act and the securities laws of various states is extremely complex. While we have no requirement to register the shares of our common stock under the Securities Act so as to permit the public resale thereof, we intend to file a registration statement under the Securities Act with the Securities and Exchange Commission in order to register the resale of shares of our Common Stock. Accordingly, an investment in our company is suitable only for persons who have no need for liquidity in the investment, and can afford to hold unregistered securities for an indefinite period of time.

If a public market for our common stock develops, trading will be limited under the SEC’s penny stock regulations, which will adversely affect the liquidity of our common stock.

In the event we are able to obtain a quotation of our common stock on the OTC Bulletin Board and the trading price of our common stock is less than $5.00 per share, our common stock would be considered a "penny stock," and trading in our common stock would be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. Generally, the broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser's written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a "penny stock," including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few brokers or dealers are likely to undertake these compliance activities. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market. An active and liquid market in our common stock may never develop due to these factors.

Item 2. Unregistered Sales of Equity Securities.

US Imaging Acquisition

On May 2, 2008, we entered into and closed a securities exchange agreement with US Imaging, and each of US Imaging’s members (the “Purchase Agreement”). Pursuant to the Purchase Agreement, we acquired all of the issued and outstanding membership interest of US Imaging from the US Imaging members in exchange for 40,952,189 shares of common stock.

Service Agreements

On May 2, 2008, we entered into consulting agreements with Searchlight Partners, LLC (“Searchlight”) and Cypress Advisors, LLC (“Cypress”).  Searchlight agreed to provide general corporate development and strategic planning advice including various funding initiatives, the filing of a registration statement with the Securities Exchange Commission, if needed, and obtaining a listing with the OTCBB. In consideration of the services rendered and to be rendered by Searchlight we issued to Searchlight 3,758,749 shares of the Company’s common stock which shares have piggyback registration rights.  The other consulting agreement is with Cypress Advisors, LLC (“Cypress”) where Cypress agreed to provide advice on capital raising and undertook to contact and present information regarding our company to persons or entities capable of providing such services.  In consideration of the services rendered and to be rendered by Cypress we granted to Cypress 2,273,438 shares of our common stock; provided, however, that 750,235 of these shares were agreed to be held by a third party and delivered to Cypress upon the closing of a financing in excess of $2,000,000 resulting from Cypress’ efforts at terms that are acceptable to us.  The 2,273,438 shares of common stock issued under that agreement have piggyback registration rights.  In addition, pursuant to a retainer agreement entered with for legal services with the Law Offices of Stephen M. Fleming, PLLC (“Fleming”) we issued 788,125 shares of our common stock for services rendered.

Convertible Note and Warrant Financing

On May 2, 2008, we entered into agreements relating to the May 2008 Financing.  In connection with the May 2008 financing, we issued the following securities to the investor:

•	A face value $1,000,000 convertible note payable (the “May 2008 Note”);
•	Series A Warrants; and
•	Series B Warrants.

The May 2008 Note bears interest at 12% per annum, matures two years from the date of issuance, and is convertible into our common stock, at the investor’s option, at $0.18 per share. Based on this conversion price, the May 2008 Note, excluding interest, is convertible into 5,555,555 shares of our common stock. The conversion price is subject to adjustment in the event that we issue securities at a per share price less than the conversion price unless such transaction is a permitted transaction which is defined as the issuance of common stock or options to employees, officers, consultants or directors of the Company pursuant to any stock or option plan duly adopted by the Board of Directors of the Company, securities issued in connection with acquisitions or strategic transactions or securities issued as equity enhancements in connection with standard non convertible debt transactions.  In the event that we raise in excess of $5,000,000 in one or a series of transactions, then we are required to pay off the amount owed in under the May 2008 Note.

The Series A Warrants and the Series B Warrants are exercisable for a period of four years at an exercise price of $0.24 and $0.30 per share, respectively. In the event that the shares of common stock underlying the Series A Warrants and the Series B Warrants are not registered by November 2009, then the Series A Warrants and the Series B Warrants are exercisable on a cashless basis under a formula that explicitly limits the number of shares issuable.

We granted the investor piggyback registration rights with respect to the shares of common stock underlying the May 2008 Notes, the Series A Warrants and the Series B Warrants.

The investor has contractually agreed to restrict its ability to convert its securities and receive shares of our common stock such that the number of shares held by it and its affiliates after such conversion does not exceed 4.99% of our then issued and outstanding shares of common stock.

This issuance of these above securities is exempt from the registration requirements under Rule 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 as promulgated under Regulation D.

Item 3. Defaults Upon Senior Securities.

Our three bank credit facilities with Amegy Bank expired in February 2008. As of June 30, 2008 and December 31, 2007 we owed, in the aggregate, $1,981,890 and $1,984,002, respectively, on these credit facilities. The facilities are guaranteed by our subsidiaries and the former members of our subsidiary, US Imaging Holding LLC. While the lender has the right to require immediate payment of amounts outstanding, they have not done so. Our management is currently negotiating with the lender to extend, restructure or replace the credit facilities. However, there can be no assurances that our management will be successful in these negotiations or that the lender will not call the balance as immediately payable.

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

Number	Description

3.1	Certificate of Ownership of Firstway Enterprises, Inc. and Axcess Medical Imaging Corporation (1)
3.2	By-laws of Firstway Enterprises, Inc.(2)
3.3	Certificate of Incorporation (2)
4.1	Securities Purchase Agreement entered into by and between Firstway Enterprises, Inc. and Steven Posner Irrevocable Trust, U/T/A (3)
4.2	Convertible Note Issued to Steven Posner Irrevocable Trust, U/T/A (3)
4.3	Series A Warrant issued to Steven Posner Irrevocable Trust, U/T/A (3)
4.4	Series B Warrant issued to Steven Posner Irrevocable Trust, U/T/A (3)
10.1	Securities Exchange Agreement by and among Firstway Enterprises, Inc. U.S. Imaging Holding LLC and the Members of U.S. Imaging Holding LLC, dated May 2, 2008(3)
10.2	Consulting Agreement by and between Firstway Enterprises, Inc. and Searchlight Partners, LLC, dated May 2, 2008 (3)
10.3	Consulting Agreement by and between Firstway Enterprises, Inc. and Cypress Advisors, LLC, dated May 2, 2008 (3)
16.1	Letter from Kenne Ruan, CPA, P.C. (4)
31	Certification by Principal Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification by Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Included as an Exhibit to Firstway Enterprise’s Form8-K filed with the SEC on June 13, 2008.
(2)	Included as an Exhibit to Firstway Enterprise’s Form 10SB12 filed with the SEC on April 13, 2007.
(3)	Included as an Exhibit to our Form 8-K filed with the SEC on June 18, 2008.
(4)	Included as an Exhibit to our Form 8-K Current Report filed with the SEC on July 17, 2008

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axcess Medical Imaging Corporation

August 14, 2008	By:	/s/ Stephen Miley, MD
Stephen Miley, MD
Chief Executive Officer, Chief Executive Officer, Chief Financial Officer, Secretary and Director