Form 10-Q
period 2008-09-30
AXCESS MEDICAL IMAGING CORP
filed 2008-11-14
CIK 1386927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARATERLY REORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2008

        or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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
None
(Former name, former address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities and Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company.	☐	Yes	☒	No

Indicate the number of shares outstanding as of the latest practicable date:

Common stock, par value $0.0001, 49,666,015 shares outstanding at November 14, 2008

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

PART I—FINANCIAL INFORMATION

Item 1. Financial statements.

Axcess Medical Imaging Corporation
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$268,396	$140,986
Accounts receivable, net	3,402,121	3,746,464
Current portion of notes receivable	45,481	135,521
Advances due from related parties	74,562	74,662
Assets of discontinued businesses	33,919	35,951
Other current assets	201,805	30,770
Total current assets	4,026,284	4,164,354

Property and equipment, net	8,247,120	8,715,055
Notes receivable	--	33,986
Other assets	219,494	167,365
Total assets	$12,492,898	$13,080,760

Liabilities, Non-Controlling Interests and Stockholders’ (Deficit) Equity
Current liabilities:
Bank credit facilities	$1,924,154	$1,984,002
Accounts payable	1,660,361	1,275,480
Current portion of capital lease obligations	1,061,940	895,119
Accounts payable, related parties	577,786	322,406
Accrued liabilities	463,926	156,627
Current portion of long-term debt, related parties	303,614	235,738
Current portion of long-term debt	121,619	112,487
Liabilities of discontinued businesses	69,362	73,338
Deferred income taxes	--	--
Total current liabilities	6,182,762	5,055,197

Long-term debt	3,466,757	3,559,254
Capital lease obligations	2,439,308	2,844,706
Deferred income taxes	--	--
Long-term debt, related parties	1,100,000	1,124,044
Convertible notes ($1,000,000 face value)	219,286	--
Total liabilities	$13,408,113	$12,583,201

Axcess Medical Imaging Corporation
Consolidated Balance Sheets (continued)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities, Non-Controlling Interests and Stockholders’ (Deficit) Equity, continued

Commitments and contingencies (Note 9)

Non-controlling interests in variable interest entities	$350,894	$188,284

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value, 20,000,000 shares authorized, none issued	--	--
Common stock, $0.0001 par value, 250,000,000 shares authorized, 48,522,266 and 42,452,189 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4,852	4,245
Additional paid-in capital	3,238,513	1,388,495
Accumulated deficit	(4,509,474)	(1,083,465)
Total stockholders’ (deficit) equity	(1,266,109)	309,275
Total liabilities, non-controlling interest and stockholders’ (deficit) equity	$12,492,898	$13,080,760

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
Consolidated Statements of Operations

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net patient revenues	$2,467,608	$2,825,556
Rental income	85,653	59,882
	2,553,261	2,885,438
Operating costs and expenses:
Labor and related costs	871,867	878,461
Medical equipment rental and maintenance	734,070	692,075
Merger and related consulting	588,869	--
Radiology costs	535,193	337,262
General and administrative	332,440	189,561
Depreciation and amortization	269,403	262,116
Facility costs	186,125	182,021
Medical and other supplies	139,187	178,805
Advertising costs	53,902	40,863
Total operating costs and expenses	3,711,056	2,761,164

Operating (loss) income	(1,157,795)	124,274

Other (expense) income:
Interest and other income	1,910	6,065
Settlement of interest payment	(43,832)	--
Interest expense	(277,721)	(158,801)
	(319,643)	(152,736)
Loss before non-controlling interests in variable interest entities, income taxes and discontinued business	(1,477,438)	(28,462)
Non-controlling interests in income of variable interest entities	(51,024)	(17,842)

Loss from continuing operations, before income taxes	(1,528,462)	(46,304)
Income tax benefit	332,400	--

Loss from continuing operations	(1,196,062)	(46,304)
Net (loss) income of discontinued business	(342)	246,475

Net (loss) income	$(1,196,404)	$200,171

Axcess Medical Imaging Corporation
Consolidated Statements of Operations (continued)

	Three Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
(Loss) income per common share—basic:
Continuing operations	$(0.02)	$0.00
Discontinued business	(0.00)	0.01
Total (loss) income per common share—basic	$(0.02)	$0.01

(Loss) income per common share—diluted:
Continuing operations	$(0.02)	$0.00
Discontinued business	(0.00)	0.01
Total (loss) income per common share—diluted	$(0.02)	$0.01

Weighted average common shares used for (loss) income per common share calculations:
Basic	48,522,265	42,452,189
Diluted	48,522,265	42,452,189

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
Consolidated Statements of Operations

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Net patient revenues	$8,454,772	$9,072,367
Rental income	258,955	179,646
	8,713,727	9,252,013
Operating costs and expenses:
Labor and related costs	2,656,378	2,716,414
Medical equipment rental and maintenance	2,361,659	2,269,802
Radiology costs	1,633,560	891,989
Merger and related consulting	1,418,265	--
General and administrative	1,046,647	731,320
Depreciation and amortization	791,779	512,280
Facility costs	559,225	502,389
Medical and other supplies	575,912	615,104
Advertising costs	134,350	135,560
Total operating costs and expenses	11,177,775	8,374,858

Operating (loss) income	(2,464,048)	877,155

Other (expense) income:
Interest and other income	5,375	16,146
Settlement of interest payment	(43,832)	--
Interest expense	(758,706)	(567,916)
	(797,163)	(551,770)
(Loss) income before non-controlling interests in variable interest entities, income taxes and discontinued business	(3,261,211)	325,385
Non-controlling interests in income of variable interest entities	(162,610)	(63,446)

(Loss) income from continuing operations, before income taxes	(3,423,821)	261,939
Provision for income taxes	--	--

(Loss) income from continuing operations	(3,423,821)	261,939
Net (loss) income of discontinued business	(1,188)	260,515

Net (loss) income	$(3,425,009)	$522,454

Axcess Medical Imaging Corporation
Consolidated Statements of Operations (continued)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
(Loss) income per common share—basic:
Continuing operations	$(0.07)	$0.01
Discontinued businesses	(0.00)	0.00
Total (loss) income per common share—basic	$(0.07)	$0.01

(Loss) income per common share—diluted:
Continuing operations	$(0.07)	$0.01
Discontinued businesses	(0.00)	0.00
Total (loss) income per common share—diluted	$(0.07)	$0.01

Weighted average common shares used for (loss) Income per common share calculations:
Basic	45,809,630	42,452,189
Diluted	45,809,630	42,452,189

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
Consolidated Statements of Stockholder’s (Deficit) Equity
Nine Months Ended September 30, 2008 (Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2008	31,340,000	$3,134	$1,388,495	$(1,083,465)	$308,164
Distributions to former members	--	--	--	(1,001)	(1,001)
Net loss from January1, 2008 to April 30, 2008	--	--	--	(786,123)	(786,123)
Balances at April 30, 2008	31,340,000	3,134	1,388,495	(1,870,589)	(478,960)

Recapitalization and direct costs resulting from the reverse merger:
Cancellation of shares	(29,840,000)	(2,984)	--	--	(2,984)
Issuances of shares to USI members	40,952,189	4,095	--	--	4,095
Shares issued for direct costs	788,125	79	141,783	--	141,862

Effects of the May Financing:
Warrants issued in the arrangement	--	--	426,453	--	426,453
Beneficial conversion feature in the convertible note	--	--	426,454	--	426,454
Shares issued for direct costs	375,117	37	67,484	--	67,521
Direct finance costs allocated to warrants	--	--	(94,895)	--	(94,895)

Shares issued to consultants for services	4,906,835	491	882,739	--	883,230

Net loss from May 1, 2008 to September 30, 2008	--	--	--	(2,638,885)	(2,638,885)
Balances at September 30, 2008	48,522,266	$4,852	$3,238,513	$(4,509,474)	$(1,266,109)
Net loss for the nine months ended September 30, 2008				$(3,425,009)

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
Consolidated Statements of Stockholder’s Equity (Deficit)
Nine Months Ended September 30, 2007 (Unaudited)

	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at January 1, 2007	--	$--	$1,403,761	$(1,128,322)	$275,439

Organization of former Firstway Enterprises, Inc.	31,340,000	3,134	(3,134)	--	--

Distributions to former USI members	--	--	--	(10,020)	(10,020)

Net income for the nine months ended September 30, 2007	--	--	--	522,454	522,454
Balances at September 30, 2007	31,340,000	$3,134	$1,400,627	$(615,888)	$787,873

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,425,009)	$522,454
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Share-based payment expense	877,888	--
Depreciation and amortization	791,779	512,280
Non-controlling interests	162,610	63,447
Amortization of debt discount	72,192	--
Bad debts expense	61,977	--
Settlement of interest payment	43,832	--
Amortization of deferred finance costs	15,953	2,061
Discontinued operations	1,188	(260,515)
Changes in operating assets and liabilities of continuing operations:
Accounts receivable	282,366	(1,988,799)
Other operating assets	35,714	106,170
Accounts payable and accrued liabilities	692,181	(64,411)
Accounts payable, related parties	256,380	234,970
Net cash used in operating activities of continuing operations	(130,949)	(872,343)

Cash flows from investing activities:
Collections on notes receivable	124,026	38,421
Purchases of property and equipment	(10,831)	(103,710)
Proceeds from sale of business	--	202,641
Collections of net advances due from related parties	100	60,390
Net cash provided by investing activities of continuing operations	113,295	197,742

Cash flows from financing activities:
Proceeds from the sale of convertible notes and warrants, net of $155,000 in cash finance costs	845,000	--
Principal payments on long-term debt and capital lease obligations	(634,955)	(885,593)
Net (decrease) increase in bank credit facilities	(59,848)	565,959
Cash distributions- pre-merger	(1,001)	(10,020)
Proceeds from bank loans	--	125,138
Proceeds from long-term debt, related parties	--	1,100,000
Repayments on long-term debt, related parties	(1,000)	(271,351)
Net cash provided by financing activities of continuing operations	$148,196	$624,133

Axcess Medical Imaging Corporation
Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2008	2007
Net increase (decrease) in cash and cash equivalents from continuing operations	$130,542	$(50,468)
Net (decrease) increase in cash and cash equivalents from discontinued operations:
Operating activities	2,032	100,719
Financing activities	(5,164)	(220,384)
Net increase (decrease) in cash and cash equivalents	127,410	(170,133)
Cash and cash equivalents at the beginning of the period	140,986	481,589
Cash and cash equivalents at the end of the period	$268,396	$311,456

Supplemental disclosures of cash flow information:

Cash paid during the periods for interest:
Continuing operations	$800,121	$565,854
Discontinued operations	$1,041	$2,216

Cash paid during the periods for income taxes	$--	$--

Non-cash investing and financing activities of continuing operations:
Deferred consulting services acquired for 4,906,835 shares of common stock, at fair value	$883,230	--
Convertible debt and warrant proceeds allocated to warrants and a beneficial conversion feature	$852,906	--
Acquisition of property and equipment under capital lease arrangements	$313,013	$2,729,634
Note receivable received in connection with sale of business	--	$314,259
Deferred financing costs proportionately paid with common stock, at fair value	$38,656	--

The accompanying notes are an integral part of these consolidated financial statements.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 1 – Basis of presentation, nature of business and liquidity and management’s plans:

Basis of presentation:

Our unaudited consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with interim reporting standards of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position as of September 30, 2008, our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 have been included in their preparation. These unaudited consolidated financial statements should be read in conjunction with our annual financial statements for our years ended December 31, 2007 and 2006 and Management’s Discussion and Analysis or Plan of Operation, and related notes thereto, included in the Company’s Form 8-K filed with the SEC by Firstway Enterprises, Inc. on June 18, 2008. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any subsequent quarter or the entire year ending December 31, 2008.

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

Direct costs associated with the reverse merger amounted to $161,862 and are included in the caption Merger and related consulting expense. These costs included the issuance of 788,125 shares of our common stock that had an estimated fair value of $141,862 and $20,000 in cash, both to an outside professional service provider.

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

Liquidity and management’s plans:

We incurred a net loss from our continuing operations amounting to $1,196,062 and $3,423,821 for the three and nine months ended September 30, 2008, respectively. In addition, as of September 30, 2008, we have a working capital deficiency of $2,156,478 and our bank line of credit facilities with an outstanding balance of $1,924,154, which expired and are in default on October 28, 2008. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

Our management is executing certain plans to alleviate the negative trends and conditions described above. In May 2008, we entered into a merger and financing transaction that provided $1,000,000 in proceeds to the post-merger combined companies, from the sale of convertible notes and warrants. Subsequent to September 30, 2008, we sold 1,143,750 shares of our common stock for net proceeds of $366,000. In addition, subsequent to September 30, 2008, we successfully restructured certain of our operating leases that will result in a net decrease of our operating expenses. Our management is currently negotiating with financial institutions to restructure our current indebtedness to extend existing terms as well as provide additional term and revolving credit. Finally, our management is currently reviewing our operating and cost structure and believes that there are additional opportunities for cost curtailment.

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

Reclassifications:

Certain merger-related expenses, amounting to $175,000, for the three months ended March 31, 2008 were previously included as general and administrative costs in our previous Form 8-K filed with the SEC on June 18, 2008. Due to the increased level of significance of these costs, commencing with our prior quarterly period ended June 30, 2008 we now classify all of these expenses in the caption Merger and related consulting in the accompanying statement of operations.

Axcess Medical Imaging Corporation
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

Market and other conditions from which we derive our assumptions for fair value measurement have not changed such that the December 31, 2007 disclosed fair values would materially change. On May 2, 2008, we entered into a financing arrangement that resulted in the issuance of a 12% per annum, $1,000,000 face value convertible note, with a maturity in two years, and warrants (See Note 7). The convertible note is carried on our September 30, 2008 consolidated balance sheet at its discounted carrying value of $219,286. The estimated fair value of this convertible note is $1,026,000.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

Income taxes:

We account for income taxes applying the asset and liability approach prescribed in SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under the asset and liability approach, we recognize deferred tax assets and liabilities based on the difference between the financial statements carrying amounts and the tax basis of assets and liabilities, using the effective tax rates in the years in which the differences are expected to reverse.  A valuation allowance related to deferred tax assets is also recorded when it is more likely than not that some or all of the deferred tax asset may not be realized.

In applying SFAS No. 109, we reflect the differences arising from variable interest entities as permanent differences because the general presumption that earnings will be distributed to us is overcome in these instances since we do not have contractual rights to those distributions when and if ever made.

(Loss) income per share:

We account for (loss) income per share in accordance with SFAS No. 128, “Earnings per Share”. Basic (loss) income per share represents our net (loss) or income divided by the weighted average number of shares of common stock outstanding during each period. It excludes the dilutive effects of potentially issuable common shares such as those related to our convertible note and warrants. Diluted (loss) income per share is calculated by including potentially dilutive share issuances in the denominator. However, diluted earnings per share does not reflect the effects of 5,555,555 shares potentially issuable upon conversion of our convertible note, 11,111,110 shares potentially issuable shares upon exercise of warrants or 750,235 shares that we have agreed to issue to a placement agent for raising capital above a contractually defined level. These potentially issuable shares would have an anti-dilutive effect on our (loss) income per share.

Discontinued operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that a component of an entity be reported as discontinued operations if, among other things, such component (i) has been disposed of or is classified as held for sale, (ii) has operations and cash flows that can be clearly distinguished from the rest of the reporting entity and (iii) will be eliminated from the ongoing operations of the reporting entity.  In the period that a component of ours meets the SFAS No. 144 criteria, the results of operations for current and prior periods are reclassified to a single caption entitled discontinued operations and the assets and liabilities of the related disposal group are segregated on the consolidated balance sheets. See Note 14 for information regarding discontinued operations.

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

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material impact on our consolidated financial position, results of operations or cash flows because we do not have any hybrid financial instruments that are within the scope of this standard.

•
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations.  The new standard is effective for fiscal years beginning after September 15, 2006.  SFAS No.156 did not have a material impact on our consolidated financial position, results of operations or cash flows because we have no servicing arrangements that are subject to the scope of this standard.

•
In July 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” ("SFAS No. 157").  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have adopted the applicable sections of SFAS No. 157. The most significant area of application was in connection with our Convertible Note and Warrant Financing Arrangement, during 2008, where we applied Accounting Principles Opinion No. 14, “Accounting for Debt with Detachable Warrants” (“APB No. 14”).  In applying APB No. 14, we were required to allocate the proceeds from the financing to the debt and warrants based upon their relative fair values. In applying SFAS No. 157 to the determination of fair values, we do not believe that the amounts would have been materially different than those reflected in our consolidated financial statements under previous standards.

•
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R)” (“SFAS No. 158”).  SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our consolidated financial position, results of operations or cash flows, because we have no transactions that embody Registration Payment Arrangements, as defined in the standard.

•
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows, as we currently do not believe the election of fair value measurement will enhance the usefulness of our consolidated financial statements. However, we will continue to consider its application as new financial instruments and other relevant assets and liabilities arise in our business.

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

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 is effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-3 did not have a material impact on our consolidated financial position, results of operations or cash flows because we have no arrangements within the scope of this standard.

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

•
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we have Variable Interest Entities consolidated in our financial statements, upon our adoption of this standard on January 1, 2009, the non-controlling interests in these variable interest entities will be classified as a component of stockholders’ equity.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of significant accounting policies (continued):

•
In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows, because we are not a party to arrangements that are within the scope of this standard.

•
In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows. However, we currently do not have derivative financial instruments that are recorded as liabilities in our consolidated financial statements.

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

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 3 – Accounts and notes receivable:

Accounts receivable:

Accounts receivable consisted of the following:

	September 30,	December 31,
	2008	2007

Imaging accounts receivables	$3,198,129	$3,507,906
Rent receivable	274,931	256,758
Employee advances	9,236	--
	3,482,296	3,764,664
Allowance for doubtful accounts	(80,175)	(18,200)
Net accounts receivable	$3,402,121	$3,746,464

Our imaging accounts receivable are highly concentrated among third party payors. The following table summarizes the gross imaging receivable by payor and patient obligations as a percent of the total.

	September 30,	December 31,
	2008	2007

Medicare	42%	42%
Other third-party payors	28%	27%
Blue Cross and Blue Shield	15%	17%
Workers’ Compensation	12%	11%
Patient obligations	3%	3%
	100%	100%

Notes receivable:

Notes receivable consists of three notes receivable arising from our sale of a discontinued business during 2007 (See Note 14). The notes receivable bear interest at 5.0% to 9.0% per annum and require either monthly or annual principal and interest payments through 2009. We carry our notes receivable at historical cost as held-to-maturity investments.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 4 – Property and equipment:

Property and equipment consisted of the following:

	September 30,	December 31,
	2008	2007

Land, buildings and improvements	$5,459,998	$5,455,605
Diagnostic and imaging equipment	3,097,148	2,975,166
Computer equipment	1,636,340	1,438,870
Furniture and fixtures	381,471	381,472
	10,574,957	10,251,113
Accumulated depreciation and amortization	(2,327,837)	(1,536,058)
Carrying value	$8,247,120	$8,715,055

Property and equipment acquired under capital lease arrangements included in the above amounts:
Cost	$5,281,757	$4,968,744
Accumulated amortization	(1,394,939)	(782,787)
Carrying value	$3,886,818	$4,185,957

Land, buildings and certain equipment with carrying value of $2,526,356 and $2,564,398 at September 30, 2008 and December 31, 2007, respectively (which are net of $210,246 and $172,204 of accumulated depreciation, respectively) are substantially leased to third-party tenants (See Note 12).

Note 5 – Other assets:

Other current assets:

Other current assets consisted of the following:

	September 30,	December 31,
	2008	2007

Deferred consulting expense	$883,230	$--
Prepaid expenses	54,600	30,770
	937,830	30,770
Accumulated amortization	(736,025)	--
	$201,805	$30,770

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 5 – Other assets (continued):

Other current assets (continued):

We have two consulting arrangements with one organization for strategic consulting services. One contract provides for monthly compensation of $15,000 and expired in October 2008. These expenses are included in Merger and related consulting expense. On May 2, 2008, we entered into a second arrangement that provided for compensation in the form of 3,758,749 shares of our common stock (valued at $676,575) and a term of six months. We have capitalized the cost associated with the second contract and are amortizing the cost using the straight-line method over the contract term. We also entered into a consulting arrangement related to the acquisition of financing for our Company on May 2, 2008. Compensation for this arrangement was paid in the form of 1,148,086 shares of our common stock (valued at $206,655). We have capitalized the cost associated with this contract and are amortizing the cost using the straight-line method over the contract term, which is six months. Total amortization expense during the three and nine month periods ended September 30, 2008 related to our deferred consulting services amounted to $441,615 and $736,025 and is included in Merger and related consulting expense.

Other assets:

Other assets consisted of the following:

	September 30,	December 31,
	2008	2007

Deferred loan costs	$147,828	$48,852
Prepaid expenses	55,431	72,664
Security deposits	16,235	45,849
	$219,494	$167,365

Deferred loan costs arose in connection with our convertible note and warrant financing and our building mortgage financings. We amortize deferred loan costs using the straight-line method, which is not materially different than applying the effective method. Amortization of loan costs during the three and nine months ended September 30, 2008 amounted to $16,640 and $28,650, respectively, and is included in interest expense. Amortization of loan costs during the three and nine months ended September 30, 2007 amounted to $687 and $2,061, respectively, and is included in interest expense.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 6 – Credit facilities and long-term debt:

Our bank credit facilities with Amegy Bank National Association (“Amegy”), which expired in February 2008, provided for maximum borrowings of $2,000,000 and are secured by our consolidated accounts receivable and property and equipment. As of September 30, 2008 and December 31, 2007 we owed $1,924,154 and $1,984,002, respectively, on these credit facilities. The facilities bear interest at 8.25% per annum. The facilities are guaranteed by our subsidiaries and our former members.

On August 29, 2008, we entered into a Modification of Promissory Note Agreement (“Modification”) with Amegy amending the terms of the promissory notes. Pursuant to the Modification, the Company agreed to make all interest payments on the 28th of each month until all amounts are paid in full, make two $10,000 payments on August 28, 2008 and September 28, 2008 and pay all principal and interest in full on October 28, 2008. As of the date of this filing, we have made the required payments, but did not pay in-full the balance of the principal and interest that was due on October 28, 2008. Accordingly, on that date, we are in default on this indebtedness.

While Amergy has the right to require immediate payment of amounts outstanding, they have not done so. Our management is currently negotiating with the lender to extend, restructure or replace the credit facilities. However, there can be no assurances that our management will be successful in these negotiations or that the lender will not call the balance as immediately payable.

In connection with the August 29, 2008 Modification, we concluded that the modification did not meet the definition of “substantial” for purposes of applying EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” Generally, “substantial” modifications to debt instruments are based upon the present value of cash flows and require extinguishment accounting, where the instrument is effectively extinguished and replaced with the new instrument, at fair value. These transactions give rise to gains and losses on debt extinguishment. While the August 29, 2008 modification was not substantial, a future modification or exchange, if any, could give rise to an extinguishment and, accordingly, the recognition of a loss or gain might have a material impact on our consolidated financial statements.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 6 – Credit facilities and long-term debt (continued):

Long-term debt consisted of the following:

	September 30,	December 31,
Arrangement	2008	2007

6.09% per annum mortgage note, payable in monthly installments of $19,118, through January 2029	$2,443,621	$2,500,432
8.05% per annum mortgage note, payable in monthly installments of $10,164, through 2011	1,134,306	1,155,318
Other, payable in monthly installments of $661 through October 2009 at 3.8% per annum	10,449	15,991
	3,588,376	3,671,741
Less current maturities	(121,619)	(112,487)
Long-term debt	$3,466,757	$3,559,254

Maturities of our long-term debt are as follows:
Three months ending December 31, 2008	$29,122	$--
Year ending December 31:
2008	--	112,487
2009	121,593	121,593
2010	120,893	120,893
2011	1,154,537	1,154,537
2012	98,147	98,147
Thereafter	2,064,084	2,064,084
	$3,588,376	$3,671,741

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

We evaluated the conversion and other features embodied in the convertible note for classification under SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“SFAS No. 133”), and other relevant standards. The conversion option was not exempt from classification as a derivative under the conventional convertible exemption due to anti-dilution protections. However, the conversion option was otherwise exempt as an instrument indexed to the Company’s own stock, as provided for in SFAS No. 133. The fair value of other features that generally would require bifurcation were deminimus on the financing date and the reporting date. However, such features will be evaluated for reclassification upon each future reporting date and may require classification as derivative liabilities, accompanied by a charge to expense. We also evaluated the warrants under EITF 00-19, “Accounting for Freestanding Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” for classification. As a result of this evaluation, the warrants met all of the requisite conditions for equity classification. However, this review is required to be performed at each future reporting period. If the requisite conditions are not achieved in connection with our future review, we would be required to reclassify the warrants to liabilities and carry them at fair value with adjustments in fair value made through income or expense, as may be required.

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

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 7 – Convertible note and warrant financing arrangement (continued):

The fair value of the convertible note was estimated based upon its forward cash-flow value using terms and features for similar forward contracts and current market-quoted, risk-adjusted interest rates. Significant assumptions included the assignment of credit-risk adjusted market rates for similar instruments with similar risks. Market interest rates for similar contracts were estimated to range between 7.54% per annum to 10.52% per annum. The fair value of the warrants was estimated using the Black-Scholes-Merton valuation technique. Significant assumptions included the fair value of one share of common stock ($0.18) based upon enterprise valuations that we have negotiated with investors, volatility 61.68% based upon a peer-group of trading companies, a risk-free rate of 2.37% per annum based upon the current rate for zero-coupon treasury securities with remaining terms consistent with the expected term, and an expected term equal to the period to expiration of the warrants, or four years.

The accounting allocation of the convertible note requires us to amortize the discount over the term of the note, using the effective method. Amortization of the discount for the three and nine months ended September 30, 2008 amounted to $46,718 and $72,192 and, therefore, our carrying value of the convertible note amounts to $219,286 at September 30, 2008.

In connection with the financing, we incurred $222,521 in direct financing costs. This amount included the issuance of 375,117 shares of our common stock that had an estimated fair value of $67,521 and $155,000 of cash. We allocated the total direct financing costs between the convertible note and warrants in the amounts of $127,626 (recorded in other assets) and $94,895 (recorded in stockholders’ equity), respectively, based upon the relative fair values of these financial instruments. Amounts allocated to other assets are subject to amortization over the term of the convertible note. Amortization amounted to $15,954 and $26,589 during the three and nine months ended September 30, 2008, respectively, and is included in interest expense.

Note 8 – Variable interest entities:

We have entered into a contractual agreement as co-signer on the 6.09% per annum mortgage note, which has been recorded on Axcess Diagnostics Building Bradenton, LLC’s book. Also, we have entered into certain unconditional guaranties on Axcess Diagnostics Building, LLC’s 8.05% per annum mortgage note and Axcess Management Group, LLC’s capital lease obligation. These long-term debt and capital lease obligations are also guaranteed by the members of these entities who are also our officers. Based on our evaluation, we have determined that these entities meet the criteria of variable interest entities under FIN No. 46(R) and that we are the primary beneficiary of these variable interest entities since they do not have sufficient equity at risk and or decision making authority for them to finance their activities.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 8 – Variable interest entities (continued):

The following table summarizes the contribution to assets and income (loss) from continuing operations of consolidating variable interest entities (“VIEs”), where we are the primary beneficiary, as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007:

	September 30, 2008		December 31, 2007
	VIEs	Consolidated	VIEs	Consolidated
Current assets	$520,105	$4,026,284	$136,801	$4,164,354
Property and equipment, net	3,532,427	8,247,120	3,616,032	8,715,055
Other assets	57,829	219,494	55,504	201,351
	$4,110,361	$12,492,898	$3,808,337	$13,080,760

Current liabilities	$403,028	$6,182,762	$45,792	$5,055,197
Long-term debt and capital lease obligations	3,570,963	7,225,351	3,794,620	7,528,004
Non-controlling interests	--	350,894	--	188,284
Members’ equity (deficit)	136,370	(1,266,109)	(32,075)	309,275
	$4,110,361	$12,492,898	$3,808,337	$13,080,760
	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007

Loss from continuing operations	$(24,048)	$(1,196,062)	$(77,924)	$(46,304)

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007

Income (loss) from continuing operations	$5,836	$(3,423,821)	$134,916	$261,939

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

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 9 – Commitments and contingencies:

Leasing arrangements – We lease office space, imaging equipment and office equipment under cancellable and non-cancellable operating leases and capital leases. Future minimum lease payments for both operating and capital leases are as follows:

	Operating Leases	Capital Leases
Three months ending December 31, 2008:	$358,068	$274,920
Year ending December 31:
2009	1,721,922	1,141,075
2010	1,352,736	994,411
2011	1,262,772	950,536
2012	1,252,788	568,958
2013	1,096,091	21,861
Thereafter	1,077,092	--
	$8,121,469	$3,951,761
Less amount representing interest		(450,513)
Capital lease obligations		3,501,248
Less current obligations		(1,061,940)
Capital lease obligations, non-current		$2,439,308

Rent expense amounted to $530,304 and $1,710,406 during the three and nine months ended September 30, 2008, and $593,014 and $1,930,386 during the three and nine months ended September 30, 2007, respectively, which is included in the captions Medical equipment rental and maintenance and Facility costs in our consolidated statements of operations.

Medical malpractice claims – There have been no medical malpractice claims filed against our companies as of the filing date of this report. Further, we are not aware of any material unasserted medical malpractice claims. These claims are a business risk and we carry both professional and general liability insurance at levels we believe is necessary to manage this risk.

Litigation, claims and assessments – One action has been filed against us by Advanced Data Systems Corporation (“ADS”) in the form of a demand for AAA Arbitration. The nature of the dispute is for breach of contract and specific performance. The claim is for $134,100. The allegation relates to the installment by ADS of software for medical practice management systems. We have defended on the basis of a violation of express warranties and implied warranties. We also claimed a right to offset against any amount allegedly remaining due, with offset was reflected in the cost to purchase a replacement system at $143,160. Finally, we have instituted a counterclaim in the amount of $15,149 representing the down payment and the lease fee paid to the finance company. The pleadings have been closed and the parties have agreed to refer this to private arbitration. A hearing date of April 20, 21, and 22, 2009 has been scheduled. Management intends to contest this matter vigorously if an out of court settlement cannot be reached. Management asserts that there are valid defenses against the claim, which should yield a favorable outcome.

Axcess Medical Imaging Corporation
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

Note 10 – Related party transactions:

Long-term debt, related parties consisted of the following:

	September 30,	December 31,
Arrangement	2008	2007

10.0% per annum notes payable with interest only through May 2008, followed by monthly installments of principal and interest payments of $39,722 commencing June 2009 and maturing in May 2012	$1,100,000	$1,100,000
6.0% per annum notes payable in monthly installments of principal and interest through maturities in 2011	192,832	148,000
6.75% - 7.0% per annum unsecured demand notes with interest payable annually	61,782	61,782
Unsecured non-interest bearing demand note	49,000	50,000
	1,403,614	1,359,782
Less current maturities	(303,614)	(235,738)
Long-term debt	$1,100,000	$1,124,044

Advances – We make advances to related parties, from time-to-time typically under informal demand, non-interest bearing arrangements.

Leasing arrangements – We rent one of our imaging facilities from a related party. Rent expense under this arrangement amounted to $150,421 and $434,121 during the three and nine months ended September 30, 2008, respectively, which have been included in the caption Facility costs. For the three and nine months ended September 30, 2007 rent expense under this arrangement amounted to $132,665 and $394,276, respectively. As of September 30, 2008 and December 31, 2007, accounts payable under this arrangement amounted to $577,786 and $322,406, respectively.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 10 – Related party transactions (continued):

During our year ended December 31, 2006, we purchased the remaining minority interest in Axcess Diagnostics Bradenton, LLC in exchange for a 6.0% per annum face value of $150,000 notes payable originally due in monthly installments through 2011. We accounted for this transaction as a purchase that did not give rise to goodwill or other intangible assets. The current outstanding balance of these notes payable is approximately $193,000 and we are in default on the payment terms. On September 18, 2008, the Company entered into a settlement agreement with one of the noteholders in connection with a judgement rendered against the Company in favor of the related party. The settlement requires that the Company make monthly payments on the total judgment of $143,813 and to pay off the balance by July 15, 2009. The remaining balance of $49,000 which is due to another noteholder is currently in default. Accordingly, these notes payable are classified as current liabilities in our consolidated balance sheets.

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

Issuances of common stock:

2008 Issuances:

During the nine months ended September 30, 2008, we issued 6,070,077 shares of our common stock, par value $0.0001, for professional and consulting services that were engaged in our merger with USI and our convertible note and financing arrangement. We evaluate and account for share-based payments for goods and services in accordance with SFAS No. 123(R), “Share-based Payments” and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The following table summarizes the captions charged for the services:
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

Issuances of warrants:

During the nine months ended September 30, 2008, we issued warrants to purchase 11,111,110 shares of our common stock in connection with our convertible note and warrant financing arrangement at exercise prices ranging from $0.24 to $0.30. The following table reflects warrant activity during the nine months ended September 30, 2008:

	Number of Common Shares Indexed	Weighted Average Price
Balance at January 1, 2008	--	--
Issuances	11,111,110	$0.27
Exercised	--	--
Expired or cancelled	--	--
Balance at September 30, 2008	11,111,110	$0.27

The weighted average remaining lives of our warrants is 3.59 years.

Note 12 – Leasing activities:

We lease a significant portion (representing approximately 70%) of one of our office buildings under operating lease arrangements principally with healthcare tenants. The office building, including improvements and equipment, has a carrying value of $2,736,602 as of September 30, 2008, which amount is net of $210,246 of accumulated depreciation. As of September 30, 2008, non-cancelable future minimum rentals under our operating leases are as follows:

Operating Leases
Three months ending December 31, 2008	$56,521
Years ending December 31:
2009	202,447
2010	165,932
2011	170,910
2012	176,038
2013	181,319
Thereafter	123,273
$1,076,440

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 12 – Leasing activities (continued):

Our arrangements do not provide for contingent rentals. In addition, we currently have no asset retirement obligations related to real estate that we own.

Note 13 – Employee benefit plan:

We sponsor a defined benefit pension plan (the “401K Plan”) covering substantially all of our employees who have been employed one month. Our 401K Plan provides for employer matching after one full year of continuous service in amounts up to 50% of the employee’s elective deferral contribution, up to 6.0% of each employee’s compensation. During the three and nine months ended September 30, 2008, our contributions (and expense) amounted to $7,166 and $22,020, respectively. During the three and nine months ended September 30, 2007 our contributions (and expense) amounted to $6,621 and $21,284, respectively.

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

The captions assets and liabilities of discontinued businesses in our consolidated balance sheets reflect the following:
	September 30,	December 31,
	2008	2007
Assets:
Accounts receivable	$33,919	$35,951
Property and equipment	--	--
	$33,919	$35,951
Liabilities:
Accounts payable	$--	$850
Notes payable	69,362	72,488
	$69,362	$73,338

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 14 – Discontinued operations (continued):

The caption discontinued operations on our consolidated statements of operations reflects the following:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Net revenues	$--	$--
Net loss	$(342)	$(1,188)

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Net revenues	$6,539	$60,798
Net income	$246,475	$260,515

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

Our post-merger operations resulted in an operating loss. Under SFAS No. 109, the tax benefit of an operating loss may be recorded to the extent of future taxable income sources that are more likely than not to arise. One source of future income is the reversal of temporary differences that give rise to future taxable income. Accordingly, we have recorded a benefit of $735,924 for the nine months ended September 30, 2008, representing the deferred tax benefit related to our post-merger losses. We may record further benefits up to the remaining balance of deferred tax liabilities or other sources of taxable income that may arise in future periods.

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 15 – Income taxes (continued):

The following table reflects the establishment of our deferred income taxes, the recognition of a benefit for a portion of our operating loss, and our net tax provision for the periods:

	Three months ended September 30,	Nine months ended September 30,
	2008	2008
Current provision (benefit):
Federal	$--	$--
State, net of federal benefit	--	--
	--	--
Deferred provision (benefit):
Establishment of deferred income taxes on the merger date	--	735,924
Deferred benefit	(566,111)	(969,635)
Change in valuation allowances	233,711	233,711
	$(332,400)	$--

The composition of our deferred taxes is as follows:
	September 30,	Establishment May 2,
	2008	2008
Current:
Accrual to cash basis of accounting differences	$(450,958)	$(450,958)
Installment note receivable	(13,306)	(13,306)
Non-deductible accruals	10,469	10,469
Reserves for bad debts	6,847	6,847
	(446,948)	(446,948)
Non-current:
Net operating loss	969,635	--
Property and equipment depreciation methods	(288,976)	(288,976)
Valuation allowances	(233,711)	--
	$--	$(735,924)

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 15 – Income taxes (continued):

Our effective tax rate in the accompanying statements of operations differs from the statutory tax rates in the jurisdictions in which we are taxed. The following table reconciles those rates:

Nine months ended September 30,
2008
Federal statutory rate	(34.00%)
State statutory rate (5.5%), net of federal benefit	(3.63%)
(37.63%)
Establishment of deferred taxes on the date of the merger	21.49%
Non-deductible pre-merger losses that passed through to USI members	9.39%
Variable interest entities treated as permanent differences	(0.08%)
Change in valuation allowances	6.83%
Effective tax rate	0.00%

Note 16 – Segment information:

Our business segments consist of our Imaging Services and our Real Estate Business. Our chief decision making officer considers income (loss) from continuing operations as the basis to measure segment profitability.

The following table summarizes important financial information about our business segments:

Three months ended September 30, 2008	Imaging Services	Real Estate	Total

Revenues from external customers	$2,467,608	$85,653	$2,553,261
Intersegment revenues, eliminated	--	70,188	70,188
Share-based payments expense, included in merger and other expense	(441,615)	--	(441,615)
Interest expense	(215,333)	(62,388)	(277,721)
Depreciation and amortization	(249,987)	(19,416)	(269,403)
Income tax	332,400	--	332,400
Loss from continuing operations	(1,195,874)	(188)	(1,196,062)
Expenditures for additions to property and equipment	(128,420)	--	(128,420)

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 16 – Segment information (continued):

Three months ended September 30, 2007	Imaging Services	Real Estate	Total

Revenues from external customers	$2,825,556	$59,882	$2,885,438
Intersegment revenues, eliminated	--	61,416	61,416
Interest expense	(94,690)	(64,111)	(158,801)
Depreciation and amortization	(242,709)	(19,407)	(262,116)
Loss from continuing operations	(43,937)	(2,367)	(46,304)
Expenditures for additions to property and equipment	--	--	--

Nine months ended September 30, 2008	Imaging Services	Real Estate	Total

Revenues from external customers	$8,454,772	$258,955	$8,713,727
Intersegment revenues, eliminated	--	207,989	207,989
Share-based payments expense, included in merger and other expense	(877,888)	--	(877,888)
Interest expense	(570,925)	(187,781)	(758,706)
Depreciation and amortization	(733,532)	(58,247)	(791,779)
Income tax expense	--	--	--
Loss from continuing operations	(3,423,121)	(700)	(3,423,821)
Expenditures for additions to property and equipment	(323,844)	--	(323,844)
Total assets	8,797,780	3,695,118	12,492,898

Nine months ended September 30, 2007	Imaging Services	Real Estate	Total

Revenues from external customers	$9,072,367	$179,646	$9,252,013
Intersegment revenues, eliminated	--	184,247	184,247
Interest expense	(375,710)	(192,206)	(567,916)
Depreciation and amortization	(454,059)	(58,221)	(512,280)
Income (loss) from continuing operations	269,881	(7,942)	261,939
Expenditures for additions to property and equipment	(2,822,564)	(10,780)	(2,833,344)
Total assets	10,034,498	3,747,864	13,782,362

Axcess Medical Imaging Corporation
Notes to Unaudited Consolidated Financial Statements

Note 17 – Subsequent events:

Sale of common stock:

On October 6, 2008, we completed the sale of 1,143,750 shares of our common stock for net proceeds of $366,000 (or $0.32 per common share). We did not incur investment banking fees or discounts in connection with this sale. The aforementioned sale was made pursuant to a Private Offering Memorandum that provided for the sale of up to 7,812,500 common shares at $0.32 per common share. The Private Offering Memorandum and the related Subscription Agreements do not include redemption requirements of any nature and the arrangement does not extend registration rights to the investors. We will record the sale of these shares of common stock in the period that the sale is complete and the cash is collected.

Operating lease restructuring:

During October 2008, we successfully restructured certain of our equipment rental agreements, which are accounted for as operating leases, resulting in a reduction of our projected equipment expense. As a result of the restructurings, these leases were reevaluated for operating or capital treatment. In all instances, we will continue to account for the leases as operating leases.

On a pro-forma basis, had these operating lease modifications been effective on January 1, 2008, our Medical equipment rental and maintenance expense would have been $224,819 and $674,456 for the three and nine months ended September 30, 2008. On a pro-forma basis, applying the same assumptions, our Medical equipment rental and maintenance expense would have been lower by $82,358 and $247,075 during the three and nine months ended September 30, 2008, when compared with the same periods of the prior year.

Amegy Loan Modification

On August 29, 2008, we entered into a Modification of Promissory Note Agreement (“Modification”) with Amegy amending the terms of the promissory notes. Pursuant to the Modification, the Company agreed to make all interest payments on the 28th of each month until all amounts are paid in full, make two $10,000 payments on August 28, 2008 and September 28, 2008 and pay all principal and interest in full on October 28, 2008. As of the date of this filing, we have made the required payments, but did not pay in-full the balance of the principal and interest on October 28, 2008. Accordingly, on that date, we are in default on this indebtedness.

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

On May 2, 2008, we merged with USI pursuant to a Share Exchange Agreement (the “Exchange Agreement”). The Exchange Agreement provided for the exchange of all of USI’s member interests for 40,952,189 (or 96.5%) of our post-merger common shares. Considering that USI’s former members now control the majority of our outstanding voting common stock, USI’s management has actual operational control of and we have effectively succeeded our otherwise pre-merger minimal operations to those of USI, USI is considered the accounting acquirer in this reverse-merger transaction. A reverse-merger transaction with a non-operating public shell company is considered, and is accounted for as, a capital transaction in substance; it is equivalent to the issuance of USI’s member interests for our net monetary assets of, accompanied by a recapitalization. Accordingly, the accounting does not contemplate the recognition of unrecorded assets of the accounting acquiree, such as goodwill. However, on the date of the merger, as a blank-check public shell company, we had no assets and no liabilities. Consolidated financial statements presented herein and subsequent to the merger reflect the consolidated financial assets and liabilities and operations of USI, at their historical amounts, giving effect to the recapitalization, as if USI had been the Issuer during the periods presented.

On June 13, 2008, we changed our name to Axcess Medical Imaging Corporation.

Business segments:

We apply the “management approach” to the identification of our reportable operating segments as provided in Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This approach requires us to report our segment information based on how our chief decision making officer internally evaluates our operating performance. Our business segments consist of (i) Imaging Services and (ii) Commercial Real Estate Services.

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

See Note 16 to the accompanying Notes to Unaudited Financial Statements for our financial disclosures under Part I, Item 1 of this Form 10Q.

Sensitive accounting policies:

Consolidation of variable interest entities:

Our consolidated financial statements include variable interest entities (specifically, Axcess Management Group LLC, Access Building LLC, and Axcess Building Bradenton, LLC). Variable interest entities, as defined in Interpretation 46(R), “Consolidation of Variable Interest Entities” of the Financial Accounting Standards Board, are primarily entities that are consolidated with their primary beneficiary, irrespective of the ownership interest, because they either lack sufficient equity or decision making authority. The non-controlling ownership interests in the income or loss of variable interest entities are recorded as charges or credits, respectively, in our consolidated statement of operations. The intercompany accounts and transactions among all of our consolidated entities, including variable interest entities, are eliminated in the preparation of our consolidated financial statements.

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

Effective, January 1, 2009, we will be required to adopt Financial Accounting Standard No. 160, “Non-controlling Interest in Consolidated Financial Statements, and Amendment of ARB51”. Statement 160 changes the classification and reporting for minority interests and non-controlling interests of variable interest entities. Following the effectiveness of Statement 160, these amounts will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this standard, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity.

See “Note 8 - Variable interest entities” to our consolidated financial statements for additional disclosure related to the variable interest entities.

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

On February 8, 2006, the Deficit Reduction Act of 2005 was signed into law by President George W. Bush. Certain provisions of the Deficit Reduction Act (“DRA”) were aimed at reducing the Medicare payment rates for the technical component of imaging services provided in physicians’ offices and other non-hospital outpatient based setting under the Medicare Part B program beginning January 1, 2007. In addition, the Medicare Physician Fee Schedule (PFS) under the Medicare Part B program underwent changes that affected imaging reimbursement for those providers billing for both the technical component and professional component, known as billing “globally”, effective January 1, 2007.

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

At the same time, the DRA provisions were implemented, changes to the 2007 Physician Fee Schedule (“PFS”) were made that further negatively affected the reimbursement for imaging services. Due to regularly scheduled review of the factors that comprise the PFS, further adjustments to the work relative value unit (RVU) and practice expense RVU were made. These adjustments affected both the technical component of imaging services as well as the professional component of imaging services that had not been targeted by the DRA.  The professional component represents the physician component of a service or procedure and includes the physician work, associated overhead and professional liability insurance costs.

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

Impairments:

Our property and equipment is significant, representing 66% of our total assets as of September 30, 2008. As a result, we are required to review our property and equipment for impairments whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. As reflected in our consolidated statements of operations, we incurred a net loss from our continuing operations amounting to ($1,196,062), and ($3,423,821) for the three months and nine months ended September 30, 2008, respectively. In addition, as of September 30, 2008, we have a working capital deficiency of ($2,156,478) and our bank line of credit facility, with an outstanding balance of ($1,924,154), has expired and is due. In addition to raising doubt about our ability to continue as a going concern for a reasonable period, these are the conditions that would also give rise to doubt surrounding our ability to recover the carrying values of our property and equipment.

Impairment charges generally arise when the fair value of the respective asset or group of assets is less than its carrying value. As an initial step, though, we are required to compare the undiscounted cash flow generated from the respective asset or group of assets to the carrying values. Since our projected undiscounted cash flow is currently sufficient to recover our carrying values, no further considerations are necessary for the periods presented. The projection of future financial results requires the development of subjective estimates. Our prospective information is prepared by competent employees under Management’s supervision. Notwithstanding, any estimate is subject to change due to unforeseen future events. Therefore, actual results will likely differ from our estimates. We are required to continue to evaluate our asset recoverability in future periods and our analyses may give rise to impairments in those periods.

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

•
In February 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material impact on our consolidated financial position, results of operations or cash flows because we do not have any hybrid financial instruments that are within the scope of this standard.

•
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations.  The new standard is effective for fiscal years beginning after September 15, 2006.  SFAS No.156 did not have a material impact on our consolidated financial position, results of operations or cash flows because we have no servicing arrangements that are subject to the scope of this standard.

•
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”).  FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, “Accounting for Contingencies”. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

•
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009. We have adopted the applicable sections of SFAS No. 157. The most significant area of application was in connection with our Convertible Note and Warrant Financing Arrangement, during 2008, where we applied Accounting Principles Opinion No. 14 Accounting for Debt with Detachable Warrants. In applying APB 14, we were required to allocate the proceeds from the financing to the debt and warrants based upon their relative fair values. In applying SFAS No. 157 to the determination of fair values, we do not believe that the amounts would have been materially different than those reflected in our financial statements under previous standards.

•
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R)” (“SFAS No. 158”).  SFAS No. 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006.  The adoption of SFAS No. 158 did not have a material impact on our consolidated financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

•
In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP 00-19-2”) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our consolidated financial position, results of operations or cash flows, because we have no transactions that embody Registration Payment Arrangements, as defined in the standard.

•
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 ” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows, as we currently do not believe the election of fair value measurement will enhance the usefulness of our financial statements. However, we will continue to consider its application as new financial instruments and other relevant assets and liabilities arise in our business.

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

•
In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3,“Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability.  EITF 07-3 will be effective for fiscal years beginning after December 15, 2007.  The adoption of EITF 07-3 did not have a material impact on our consolidated financial position, results of operations or cash flows because we have no arrangements within the scope of this standard.

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

•
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51”.  This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS No. 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity.  This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. As more fully discussed in the Sensitive Accounting Policies, we have Variable Interest Entities consolidated in our financial statements. Upon adoption of this standard on January 1, 2009, the non-controlling interests in these variable interest entities will be classified as a component of stockholders’ equity.

•
In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected.  EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.  We have not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows, because we are not a party to arrangements that are within the scope of this standard.

•
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows. However, we currently do not have derivative financial instruments that are recorded as liabilities in our financial statements.

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

Off-balance sheet arrangements:

We lease real estate and certain of our equipment under operating leases. We also lease real estate that we own to tenants under operating leases. As of September 30, 2008, non-cancelable future minimum lease rentals under the operating leases with our landlords (payments) and our tenants receipts are as follows:

	Lease Payments		Lease Receipts
Three months ending December 31, 2008	$	(358,068)	$56,521
Years ending December 31:
2009		(1,721,922)	202,447
2010		(1,352,736)	165,932
2011		(1,262,772)	170,910
2012		(1,252,788)	176,038
2013		(1,096,091)	181,319
Thereafter		(1,077,092)	123,273
		$(8,121,469)	$1,076,440

Comparison of our consolidated statements of operations information for the three-months ended September 30, 2008 to September 30, 2007:

Imaging revenue:

Our consolidated imaging revenue decreased by $357,948 or 13% from $2,825,556 for the three months ended September 30, 2007 compared to $2,467,608 for the three months ended September 30, 2008. The net reduction in revenues is directly attributable to the current economic downturn and the loss of a referring group. As it relates to the economy, typically the first and second calendar quarters have been our highest producing quarters. However, both the first and second quarters of 2008 saw a marked reduction in substantially all businesses in our service area directly attributable to the economic downturn. Also, one of our referring groups purchased two PET/CT mobile units that provide services in all three of our service areas, which had the result of decreasing our revenue in the 2008 quarters.

Our business and, therefore our revenues, experience cycles. Traditionally, we have experienced higher revenues in the first and second quarters of each year.

Real estate revenue:

Our consolidated real estate revenues increased by $25,771 or 43% from $59,882 for the three months ended September 30, 2007 compared to $85,653 for the three months ended September 30, 2008. We currently lease approximately 70% of our Bradenton, Florida building under operating leases with two unrelated tenants that expire in July 2009 and September 2014. Our leases provide for rent escalation clauses and reimbursement of common area maintenance charges.

Labor and related costs:

Labor and related costs, which are principally attributable to our imaging segment, decreased by $6,594, or 1%, from $878,461 for the three months ended September 30, 2007 to $871,867 for the three months ended September 30, 2008. Although our headcount is greater from period to period, during the quarter ended September 30, 2008 we decreased our total labor costs with hiring freezes and the suspension of incentive compensation.

Medical equipment rental and maintenance:

Our equipment and maintenance costs, which are principally attributable to our imaging segment increased by $41,995 or 6%, from $692,075 for the three months ended September 30, 2007 compared to $734,070 for the three months September 30, 2008. This increase is primarily attributable to the additional equipment agreements.

Subsequent to the quarterly period ended September 30, 2008, we successfully restructured certain of our equipment rental agreements, which are accounted for as operating leases, resulting in a reduction of our projected expense.  On a pro-forma basis, had these modifications been effective on January 1, 2008, our Medical equipment rental and maintenance expense would have been $224,819 and $674,456 for the three and nine months ended September 30, 2008. On a pro-forma basis, applying the same assumptions, our Medical equipment rental and maintenance expense would have been lower by $82,358 and $247,075 during the three and nine months ended September 30, 2008, when compared with the same periods of the prior year.

Radiology costs:

Our radiology costs increased by $197,931 or 59%, from $337,262 for the three months ended September 30, 2007 compared to $535,193 for the three months ended September 30, 2008. In 2008, we were going through a transition in our radiologists that required the use of outside reading fees and locum tenens radiology coverage. This activity caused additional cost and expense that is reflected in the increase in this category of expense.

Merger and related consulting:

Merger and related consulting expense amounted to $588,869 for the three months ended September 30, 2008 (none in 2007). This caption represents direct and indirect incremental costs associated with our merger with USI on May 2, 2008, consulting services related to the development of future financing options and other consulting related to our ongoing strategic initiatives, such as business acquisition activities. Our expense also includes $441,615 of amortization of deferred consulting costs, which in the aggregate amounted to $883,230 during May, related to the fair value of common stock issues to strategic consultants. The deferred consulting arrangements expired in October 2008 and, accordingly, we will amortize the remaining deferred consulting costs, amounting to $147,205, to this caption during the next fiscal quarter. The remaining composition of this expense category related to direct and indirect incremental costs incurred in connection with the merger, including auditing and consulting services related to the historical financial statements of USI, that are payable in cash. We intend to continue to use consultants in connection with our strategic business activities and we may compensate consultants with share-based arrangements, which will be measured using fair values of the financial instruments issued. We do not, however, currently anticipate incurring the level of merger and related consulting costs that are reflected in the current period’s operating results.

General and administrative costs:

General and administrative costs increased by $142,879 or 75%, from $189,561 for the three months ended September 30, 2007 compared to $332,440 for the three months ended September 30, 2008. We anticipate the continuation of these levels in future periods principally related to the incremental costs of being a public reporting company, such as in the areas of accounting, auditing, and legal fees and the undertaking to evaluate internal controls under the Sarbanes-Oxley legislation.

Depreciation and amortization:

Our depreciation and amortization expense decreased by $7,287 or 3% from $262,116 for the three months ended September 30, 2007 compared to $269,403 for the three months ended September 30, 2008. This decrease is largely attributable to lower average balances in depreciable property and equipment during the more current period.

Medical and other supplies:

Our medical and other supplies costs decreased by $39,618 or 22%, from $178,805 for the three months ended September 30, 2007 compared to $139,187 for the three months ended September 30, 2008. This decrease is primarily attributable to our reduction in film expense due to the use of our digital imaging system.

Facility costs:

Our facility costs increased by $4,104 or 2%, from $182,021 for the three months ended September 30, 2007 compared to $186,125 for the three months ended September 30, 2008. Facility costs increased due to increases in real estate taxes, cleaning and maintenance, escalation of rent and utilities.

Advertising costs:

Our advertising costs increased by $13,039 or 32%, from $40,863 for the three months ended September 30, 2007 compared to $53,902 for the three months ended September 30, 2008. The increase reflects cost of additional advertising efforts designed to generate additional revenue.

Interest expense:

Our interest expense increased by $118,920 or 75%, from $158,801 for the three months ended September 30, 2007 compared to $277,721 for the three months ended September 30, 2008. The increase is primarily due to (i) increased average borrowings under our aggregate long-term debt, long-term debt—related parties, capital lease obligations and bank credit facilities and (ii) the issuance, on May 2, 2008, of a highly-discounted, $1,000,000 face value convertible note payable. As it relates to item (ii), on May 2, 2008, we issued a $1,000,000 face value convertible note payable with detachable warrants, wherein, we allocated $147,093 of the proceeds to the convertible note balance, $426,453 to the warrants and $426,454 to a beneficial conversion feature. The proceeds allocated to the warrants and beneficial conversion feature are recorded as a component of stockholders’ equity. The resulting discount to the face value of the convertible note, plus deferred financing costs, are being amortized to interest expense over the two-year term of the convertible note. Amortization of the discount and the financing costs amounted to $46,718 and $15,953, respectively, during the three-months ended September 30, 2008. We expect that our interest expense will further increase in future periods due to increasing amortization of the remaining unamortized discount and deferred financing costs associated with the convertible note payable, amounting to $780,714 and $101,037, respectively, at September 30, 2008.

During the three months ended September 30, 2008, we received a judgment related to a past-due note. The judgment requires us to pay a higher default interest rate and, accordingly, we have recorded the additional cost of $43,832 in interest expense.

Non-controlling interests in income (loss) of variable interest entities:

Non-controlling interests in income of variable interest entities increased by $33,182 or 186%, from $17,842 for the three months ended September 30, 2007 compared to $51,024 for the three months ended September 30, 2008. These amounts reflect the changes in the operating activities of variable interest entities that we consolidate.

Income taxes:

Our income tax benefit amounted to $332,400 for the three months ended September 30, 2008 (none in 2007). Our income tax benefit gives effect to (i) the recognition of deferred tax benefits of $566,111 representing the tax benefit on post-merger operating losses during the three months ended September 30, 2008 and (ii) the recognition of valuation allowances of $233,711 to adjust our net deferred tax assets zero. We are required to provide these valuation allowances because losses in recent years constitute sufficient negative evidence related to the recovery of the benefits in future periods.

Discontinued operations:

We disposed of a business during the quarterly period ended September 30, 2007 that constituted an identifiable component and the arrangement provided for no material ongoing involvement. Accordingly, the component is accounted for as a discontinued operation. Our income from discontinued operations includes a gain of $238,907 on the sale of the business. Ongoing costs are minimal.

Net (loss) income:

Net loss increased by $1,396,575 or 698% from net income of $200,171 for the three months ended September 30, 2007 compared to net loss of $1,196,404 during the three months ended September 30, 2008. The increase in our net loss is reflective of the preceding matters. Net loss from continuing operations increased by $1,149,758 or 2,483% from net loss of $46,304 during the three months ended September 30, 2007 compared to net loss of $1,196,062 during the three months ended September 30, 2008.

(Loss) earnings per share:

Loss per share increased by $0.02 from earnings per share of $0.00 for the three months ended September 30, 2007 to loss per share of $0.02 for the three months ended September 30, 2008. Our basic and diluted (loss) income per share gives effect to the recapitalization arising from the merger on May 2, 2008 for all periods presented in our consolidated financial statements. Our loss per share for the three months ended September 30, 2008 does not give effect to the common shares indexed to the convertible note and warrants issued in connection with our convertible note financing arrangement because they have an anti-dilutive effect by application of the treasury-stock method and the if-converted method, respectively.

Comparison of our consolidated statements of operations information for the nine months ended September 30, 2008 to September 30, 2007:

Imaging revenue:

Our consolidated imaging revenue decreased by $617,595 or 7% from $9,072,367 for the nine months ended September 30, 2007 compared to $8,454,772 for the nine months ended September 30, 2008. The net reduction in revenues is directly attributable to the current economic downturn and the loss of a referring group. As it relates to the economy, typically the first and second calendar quarters have been our highest producing quarters. However, the first and second quarter of 2008 saw a marked reduction in substantially all businesses in our service area directly attributable to the economic downturn. Also, one of our referring groups purchased two PET/CT mobile units that provide services in all three of our service areas, which had the result of decreasing our revenue in the 2008.

Our business and, therefore our revenues, experience cycles. Traditionally, we have experienced higher revenues in the first and second quarters of each year.

Real estate revenue:

Our consolidated real estate revenues increased by $79,309 or 44% from $179,646 for the nine months ended September 30, 2007 compared to $258,955 for the nine months ended September 30, 2008. We currently lease approximately 70% of our Bradenton, Florida building under operating leases with two unrelated tenants that expire in July 2009 and September 2014. Our leases provide for rent escalation clauses and reimbursement of common area maintenance charges.

Labor and related costs:

Labor and related costs, which are principally attributable to our imaging segment, decreased by $60,036 or 2%, from $2,716,414 for the nine months ended September 30, 2007 to $2,656,378 for the nine months ended September 30, 2008. Although our headcount is greater from period to period, during the nine months ended September 30, 2008 we decreased our total labor costs with hiring freezes and the suspension of incentive compensation.

Medical equipment rental and maintenance:

Our equipment and maintenance costs, which are principally attributable to our imaging segment increased by $91,857 or 4%, from $2,269,802 for the nine months ended September 30, 2007 compared to $2,361,659 for the nine months ended September 30, 2008. This increase is primarily attributable to the increased costs necessary to support the increased level of equipment related to the imaging services segment with the maturation of our Sarasota imaging center.

Subsequent to the quarterly period ended September 30, 2008, we successfully restructured certain of our equipment rental agreements, which are accounted for as operating leases, resulting in a reduction of our projected expense.  On a pro-forma basis, had these modifications been effective on January 1, 2008, our Medical equipment rental and maintenance expense would have been $224,819 and $674,456 for the three and nine months ended September 30, 2008. On a pro-forma basis, applying the same assumptions, our Medical equipment rental and maintenance expense would have been lower by $82,358 and $247,075 during the three and nine months ended September 30, 2008, when compared with the same periods of the prior year.

Radiology costs:

Our radiology costs increased by $741,571 or 83%, from $891,989 for the nine months ended September 30, 2007 compared to $1,633,560 for the nine months ended September 30, 2008. In 2008, we were going through a transition in our radiologists that required the use of outside reading fees and locum tenens radiology coverage. This activity caused additional cost and expense that is reflected in the increase in this category of expense.

Merger and related consulting:

Merger and related consulting expense amounted to $1,418,265 for the nine months ended September 30, 2008 (none in 2007). This caption represents direct and indirect incremental costs associated with our merger with USI on May 2, 2008, consulting services related to the development of future financing options and other consulting related to our ongoing strategic initiatives, such as business acquisition activities. Our expense includes $141,862 related to the fair value of common stock issued to our legal counsel for services related to the merger. Our expense also includes $736,025 of amortization of deferred consulting costs, which in the aggregate amounted to $883,230, related to the fair value of common stock issues to strategic consultants. The deferred consulting arrangements expired in October 2008 and, accordingly, we will amortize the remaining deferred consulting costs, amounting to $147,205, to this caption during the next fiscal quarter. The remaining composition of this expense category related to direct and indirect incremental costs incurred in connection with the merger, including auditing and consulting services related to the historical financial statements of USI, that are payable in cash. We intend to continue to use consultants in connection with our strategic business activities and we may compensate consultants with share-based arrangements, which will be measured using fair values of the financial instruments issued. We do not, however, currently anticipate incurring the level of merger and related consulting costs that are reflected in the current period operating results.

General and administrative costs:

General and administrative costs increased by $315,327 or 43%, from $731,320 for the nine months ended September 30, 2007 compared to $1,046,647 for the nine months ended September 30, 2008. We anticipate increase in future periods in these categories principally related to the incremental costs of being a public reporting company, such as in the areas of accounting, auditing, legal fees and the undertaking to evaluate internal controls under the Sarbanes-Oxley legislation.

Depreciation and amortization:

Our depreciation and amortization expense increased by $279,499 or 55% from $512,280 for the nine months ended September 30, 2007 compared to $791,779 for the nine months ended September 30, 2008. This increase is largely attributable to higher average balances in depreciable property and equipment during the more current period.

Medical and other supplies:

Our medical and other supplies costs decreased by $39,192 or 6%, from $615,104 for the nine months ended September 30, 2007 compared to $575,912 for the nine months ended September 30, 2008. We incurred these cost savings due to a reduction in film expense with the use of our digital imaging system.

Facility costs:

Our facility costs increased by $56,836 or 11%, from $502,389 for the nine months ended September 30, 2007 compared to $559,225 for the nine months ended September 30, 2008. Facility costs increased due to several factors. These include real estate taxes, cleaning and maintenance, escalation of rent and utilities.

Advertising costs:

Our advertising costs decreased minimally by $1,210 or 1%, from $135,560 for the nine months ended September 30, 2007 compared to $134,350 for the nine months ended September 30, 2008. The decrease reflects cost reduction efforts.

Interest expense:

Our interest expense increased by $190,790 or 34%, from $567,916 for the nine months ended September 30, 2007 to $758,706 for the nine months ended September 30, 2008. The increase is primarily due to (i) increased average borrowings under our aggregate long-term debt, long-term debt—related parties, capital lease obligations and bank credit facilities and (ii) the issuance, on May 2, 2008, of a highly-discounted, $1,000,000 face value convertible note payable. As it relates to item (ii), on May 2, 2008, we issued a $1,000,000 face value convertible note payable with detachable warrants, wherein, we allocated $147,093 of the proceeds to the convertible note balance, $426,453 to the warrants and $426,453 to a beneficial conversion feature. The proceeds allocated to the warrants and beneficial conversion feature are recorded as a component of stockholders’ equity. The resulting discount to the face value of the convertible note, plus deferred financing costs, are being amortized to interest expense over the two-year term of the convertible note. Amortization of the discount and the financing costs amounted to $72,193 and $26,589, respectively, during the nine-months ended September 30, 2008. We expect that our interest expense will further increase in future periods due to increasing amortization of the remaining unamortized discount and deferred financing costs associated with the convertible note payable, amounting to $780,714 and $101,037, respectively, at September 30, 2008.

During the three months ended September 30, 2008, we received a judgment related to a past-due note. The judgment requires us to pay a higher default interest rate and, accordingly, we have recorded the additional cost of $43,832 in expense.

Interest income:

We earned and received $5,375 and $16,146 in interest income during the nine months ended September 30, 2008 and 2007, respectively. We do not anticipate material levels of interest income in future periods.

Non-controlling interests in income (loss) of variable interest entities:

Non-controlling interests in income of variable interest entities increased by $99,164 or 156%, from $63,446 for the nine months ended September 30, 2007 compared to $162,610 for the nine months ended September 30, 2008. These amounts reflect the interests of the non-controlling equity owners in the income (loss) of variable interest entities, of which we consolidate three. Consistent with the principles of consolidation, we do not record benefits for losses of variable interest entities whose members’ equity has been depleted, because the non-controlling member interest holders are not obligated in any way to fund those deficiencies.

Income taxes:

Our provision for income taxes amounted to $-0- for the nine months ended September 30, 2008 (none in 2007). Our income tax provision gives effect to (i) the establishment of $969,635 in deferred tax liabilities related to our USI subsidiary when it became a taxable entity on May 2, 2008, (ii) the recognition of deferred tax benefits of $735,924 representing the tax benefit on post-merger operating losses and, (iii) the recognition of valuation allowances of $233,711 to adjust our net deferred tax assets zero. The establishment of our deferred tax liabilities was a one-time accounting event that arose when we merged with USI and it lost its pass-through tax status. The income tax benefit relates to the benefits associated with utilizing our net operating losses to reduce income taxes in future periods, however, we are required to provide the valuation allowances because losses in recent years constitute sufficient negative evidence related to the recovery of the benefits in future periods.

Discontinued operations:

We disposed of a business during the quarterly period ended September 30, 2007 that constituted an identifiable component and the arrangement provided for no material ongoing involvement. Accordingly, the component is accounted for as a discontinued operation. Net loss from our discontinued business segment increased by $261,703, from net income of $260,515 during the nine months ended September 30, 2007 compared to net loss of ($1,188) during the nine months ended September 30, 2008. Our income from discontinued operations includes a gain of $238,907 on the sale of the business. Ongoing costs are expected to be minimal.

Net (loss) income:

Net loss increased by $3,947,463 or 756% from net income of $522,454 for the nine months ended September 30, 2007 compared to net loss of $3,425,009 during the nine months ended September 30, 2008. The increase in our net loss is reflective of the preceding matters. Net loss from continuing operations increased by $3,658,760 or 1,407% from net income of $261,939 during the nine months ended September 30, 2007 compared to net loss of $3,423,821 during the nine months ended September 30, 2008.

(Loss) earnings per share:

Loss per share increased by $0.09 from earnings per share of $0.02 for the nine months ended September 30, 2007 to loss per share of $0.07 for the nine months ended September 30, 2008. Our basic and diluted (loss) income per share gives effect to the recapitalization arising from the merger on May 2, 2008 for all periods presented in our consolidated financial statements. Our loss per share for the nine months ended September 30, 2008 does not give effect to the common shares indexed to the convertible note and warrants issued in connection with our convertible note financing arrangement because they have an anti-dilutive effect.

Liquidity and capital resources

General:

We incurred a net loss from our continuing operations amounting to $1,196,062 and $3,423,821 for the three and nine months ended September 30, 2008, respectively. In addition, as of September 30, 2008, we have a working capital deficiency of $2,156,478 and our bank line of credit facilities with an outstanding balance of $1,924,154, which expired and are in default on October 28, 2008. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period.

Our management is executing certain plans to alleviate the negative trends and conditions described above. In May 2008, we entered into a merger and financing transaction that provided $1,000,000 in proceeds to the post-merger combined companies, from the sale of convertible notes and warrants. Subsequent to September 30, 2008, we sold 1,143,750 shares of our common stock for net proceeds of $366,000. In addition, subsequent to September 30, 2008, we successfully restructured certain of our operating leases that will result in a net decrease our operating expenses. Our management is currently negotiating with financial institutions to restructure our current indebtedness to extend existing terms as well as provide additional term and revolving credit. Finally, our management is currently reviewing our operating and cost structure and believes that there are additional opportunities for cost curtailment.

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

Comparison of our consolidated cash flows information for the nine months ended September 30, 2008 and September 30, 2007 and our significant operating assets and liabilities at September 30, 2008:

Operating activities:

We used $741,394 less cash in our operations during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Cash used in operating activities during the nine months ended September 30, 2008 amounted to $130,949, compared to $872,343 during the same period in the prior year. Cash used in operations is significantly affected by our net income, non-cash charges and changes in our operating assets and liabilities. The most significant change from period to period related to our accounts receivable. During the nine months ended September 30, 2007, our accounts receivable reflected significant growth, amounting to $1,988,799 related to opening our Sarasota Imaging Center. Subsequent accounts receivable balances reflect less change attributable to stabilizing of the Sarasota Imaging Center. During the nine months ended September 30, 2008, we have deferred payments on many of our accounts payable which reflected a net increase of $692,181. Finally, we recorded material share-based payment arrangements (amounting to $877,888) to our operations during the nine months ended September 30, 2008. Share based payments do not require the use of our cash.

Our imaging accounts receivable amounts to $3,402,121 and represents 85% of our consolidated current assets at September 30, 2008 (compared to $3,746,464 or 90% at December 31, 2007) and are highly concentrated among third party payors. The following table illustrates the gross imaging receivable by payor and patient obligations as a percent of the total.

	September 30, 2008	December 31, 2007

Medicare	42%	42%
Other third-party payors	28%	27%
Blue Cross and Blue Shield	15%	17%
Workers’ Compensation	12%	11%
Patient obligations	3%	3%
	100%	100%

Credit losses on our accounts receivable have increased from zero during the nine months ended September 30, 2007 to $61,977 during the nine months ended September 30, 2008 which amount gives effect to the current economic downturn in our industry. Further, the loss or curtailment of business within the third-party payor groups could have a material adverse affect on our operations.

Our trade accounts payable and accrued liabilities amount to $2,124,287 and represents 34% of our consolidated current liabilities at September 30, 2008 (compared to $1,432,107 or 28% at December 31, 2007). Our trade accounts payable and our accrued liabilities are currently being extended where possible to preserve our capital resources during the downturn in our business. The balance of our current liabilities is largely attributable to current maturities of financing arrangements, discussed below.

Investing activities:

We generated $113,295 in cash from our investing activities during the nine months ended September 30, 2008, compared to $197,742 during the same period in the prior year. During the nine months ended September 30, 2007, we sold a business for cash of $202,641 and three notes receivable of $314,259. Collections on the notes receivable amounted to $124,026 and $38,421 during the nine months ended September 30, 2008 and 2007, respectively. We currently anticipate further collections of $45,481 on the outstanding notes receivable.

During the nine months ended September 30, 2008, we purchased $313,013 of fixed assets under capital lease arrangements that did not require cash and $10,831 for cash. During the nine months ended September 30, 2007, we purchased $2,729,634 of fixed assets under capital lease arrangements and $103,710 for cash. We will continue to use leasing facilities to purchase our medical and certain other equipment. These lines currently do not provide for the extension of funds for working capital.

We currently have no material commitments for the purchase of property and equipment.

Financing activities:

We generated $148,196 of cash in our financing activities during the nine months ended September 30, 2008 ($624,133 was generated during the nine months ended September 30, 2007). Our 2008 amounts represented $695,803 of payments on our debt (including related parties debt), credit facilities and capital leases, offset by loan proceeds of $845,000 from our sale on May 2, 2008 of convertible notes and warrants. During the nine months ended September 30, 2007, we increased our borrowings on our credit facilities by $565,959 and received proceeds from long term debt in the amount of $1,225,138, offset by payments on long term debt, related party debt and credit facilities of $1,156,944.

Our bank credit facilities, current maturities of long-term debt, capital leases and related party obligations amount to $3,411,327 and represents 55% of our consolidated current liabilities as of September 30, 2008 ($3,227,346 or 64% at December 31, 2007). Total bank credit facilities, long-term debt, capital lease obligations, related party obligations and convertible notes amount to $10,636,678 and represents 79% of our total liabilities at September 30, 2008 ($10,755,350 or 85% at December 31, 2007). We have significant indebtedness that will require the use of our cash in current and future periods unless our indebtedness can be restructured. In addition, our bank line of credit facilities with an outstanding balance of $1,924,154 expired in February 2008 and are now due. While the creditor has not called the notes for payment, it has the right to do so. Our management is currently negotiating with the creditor and other financial institutions to restructure our current indebtedness to extend existing terms as well as provide additional term and revolving credit. There can be no assurances that the creditors will not call the bank line of credit for immediate payment or that our management will be successful in identifying and closing new financing arrangements or modifications.

We currently have no availability on any credit facility. Our three bank credit facilities with Amegy Bank National Association (“Amegy”) expired in February 2008. As of September 30, 2008 and December 31, 2007 we owed, in the aggregate, $1,924,154 and $1,984,002, respectively, on these credit facilities. The facilities are guaranteed by our subsidiaries and the former members of our subsidiary, US Imaging Holding LLC.

On August 29, 2008, we entered into a Modification of Promissory Note Agreement (“Modification”) with Amegy amending the terms of the promissory notes. Pursuant to the Modification, the Company agreed to make all interest payments on the 28th of each month until all amounts are paid in full, make two $10,000 payments on August 28, 2008 and September 28, 2008 and pay all principal and interest in full on October 28, 2008. As of the date of this filing, we have made the required payments, but did not pay in-full the balance of the principal and interest on October 28, 2008. Accordingly, on that date, we are in default on this indebtedness.

In connection with the August 29, 2008 Modification, we concluded that the modification did not meet the definition of “substantial” for purposes of applying EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”. Generally, “substantial” modifications to debt instruments are based upon the present value of cash flows and require extinguishment accounting, where the instrument is effectively extinguished and replaced with the new instrument, at fair value. These transactions give rise to gains and losses on debt extinguishment. While the August 29, 2008 modification was not substantial, a future modification or exchange, if any, could give rise to an extinguishment and, accordingly, recognition of a loss or gain.

While Amergy has the right to require immediate payment of amounts outstanding, they have not done so. Our management is currently negotiating with the lender to extend, restructure or replace the credit facilities. However, there can be no assurances that our management will be successful in these negotiations or that the lender will not call the balance as immediately payable.

Subsequent to September 30, 2008, on October 6, 2008, we completed the sale of 1,143,750 shares of our common stock for net proceeds of $366,000. The Private Offering Memorandum and Subscription agreements underlying these shares do not include redemption requirements of any nature and the arrangement does not extend registration rights to the investors. We will record the sale of these shares of common stock in the period that the sale is complete and the cash is collected.

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

There were no changes in internal controls during the quarterly period ended September 30, 2008 that have materially affected, or are reasonably likely to have materially affected, our internal controls subsequent to the date we carried out our evaluation.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

One action has been filed against us by Advanced Data Systems Corporation (“ADS”) in the form of a demand for AAA Arbitration. The nature of the dispute is for breach of contract and specific performance. The claim is for $134,100. The allegation relates to the installment by ADS of software for medical practice management systems. We have defended on the basis of a violation of express warranties and implied warranties. We also claimed a right to offset against any amount allegedly remaining due, with offset was reflected in the cost to purchase a replacement system at $143,160. Finally, we have instituted a counterclaim in the amount of $15,149 representing the down payment and the lease fee paid to the finance company. The pleadings have been closed and the parties have agreed to refer this to private arbitration. A hearing date of April 20, 21, and 22, 2009 has been scheduled. Management intends to contest this matter vigorously if an out of court settlement cannot be reached. Management asserts that there are valid defenses against the claim, which should yield a favorable outcome.

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

Although our management team has been engaged in the medical imaging business for an extended period of time, we did not begin operations of our current business concept until 2002. We have a limited operating history.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on the historical results of our acquisition targets may not be representative of the results we will achieve, particularly in our combined form.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in revenues and expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not been consistent, and we may not be able to achieve profitability.

We incurred a net loss from our continuing operations amounting to $1,196,062 and $3,423,821 for the three and nine months ended September 30, 2008, respectively. In addition, as of September 30, 2008, we have a working capital deficiency of $2,156,478 and our bank line of credit facilities with an outstanding balance of $1,924,154 have expired and are due. These conditions raise substantial doubt surrounding our ability to continue as a going concern for a reasonable period. If we incur additional significant operating losses, our stock price, if we begin to trade publicly, may decline, perhaps significantly.

Our management is developing plans to alleviate the negative trends and conditions described above. In May 2008, we entered into a merger and financing transaction that provided $1,000,000 in gross proceeds to the post-merger combined companies, from the sale of convertible notes and warrants. In addition, our management is currently negotiating with financial institutions to restructure our current indebtedness to extend existing terms as well as provide additional term and revolving credit. Finally, our management is currently reviewing our operating and cost structure and believes that there are opportunities for cost curtailment. Our business plan is speculative and unproven and there is no guarantee that we will be able to restructure our current indebtedness or curtail our operating expenses.  Further, there is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will be able to curtail our losses now or in the future.

Changes in the rates or methods of third-party reimbursements for our services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and adversely affect our financial condition and results of operations.

For the year ended December 31, 2007 and the nine months ended September 30, 2008, we derived approximately 87% and 87%, respectively, of our net patient revenues from direct billings to patients and third-party payors such as Medicare, Medicaid, managed care and private health insurance companies. Changes in the rates or methods of reimbursement for the services we provide could have a significant negative impact on those revenues.

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

Finally, Medicare reimbursement rates under the Medicare Part B fee schedule are calculated in accordance with a statutory formula. As a result, for calendar years 2005, 2006 and 2007, CMS published regulations decreasing the Part B reimbursement rates by 3.3%, 4.3% and 5.0% respectively. In each instance, Congress enacted legislation preventing the decreases from taking effect. We anticipate that CMS will continue to release regulations for decreases in reimbursement rates under the Medicare Part B fee schedule until the statutory formula is changed through enactment of new legislation. In fact, there was a proposed decrease under the Medicare Part B fee schedule of 10.1% for calendar 2008; however, this decrease did not go into effect.  Effective January 1, 2008 there will be an increase of 0.5% in the Medicare Part B fee schedule for the first nine months of the calendar year. If there are decreases in the Medicare Part B fee schedule in the future it may have a material adverse effect on our financial condition and results of operations.

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

We operate in a capital intensive, high fixed-cost industry that requires significant amounts of capital to fund operations, particularly the initial start-up and development expenses of new centers and the acquisition of additional businesses and new imaging equipment. As the technology used in diagnostic imaging continues to advance, and as we continue to open or acquire new centers, our capital expenditures will remain substantial. We incur capital expenditures to, among other things:

♦	open new centers and acquire centers;
♦	upgrade our imaging equipment and its software;
♦	make leasehold improvements;
♦	upgrade information technology systems;
♦	purchase equipment upon termination of operating leases; and
♦	replace underperforming or outdated equipment;
♦	maintenance contracts;

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

Our revenue may fluctuate or be unpredictable and this may harm our financial results.

The amount and timing of revenue that we may derive from our business will fluctuate based on:

♦	changes in the number of days of service we can offer with respect to a given diagnostic imaging equipment due to equipment downtime;
♦	patient pay and deductible obligations; and
♦	seasonal and weather factors; and
♦	changes in government regulations, agencies, including IRS as to booking income / revenue; and
♦	availability of radiologists

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

Item 2. Unregistered Sales of Equity Securities

Sale of Common Stock (Subsequent Event)

On October 6, 2008, we completed the sale of 1,143,750 shares of our common stock for net proceeds of $366,000 (or $0.32 per common share). We did not incur investment banking fees or discounts in connection with this sale.

The aforementioned sale was made pursuant to a Private Offering Memorandum that provided for the sale of up to 7,812,500 common shares at $0.32 per common share. The Private Offering Memorandum and the related Subscription Agreements do not include redemption requirements of any nature and the arrangement does not extend registration rights to the investors.

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

Item 3. Defaults Upon Senior Securities.

Our three bank credit facilities with Amegy Bank National Association (“Amegy”) expired in February 2008. As of September 30, 2008 and December 31, 2007 we owed, in the aggregate, $1,924,154 and $1,984,002, respectively, on these credit facilities. The facilities are guaranteed by our subsidiaries and the former members of our subsidiary, US Imaging Holding LLC.

On August 29, 2008, we entered into a Modification of Promissory Note Agreement (“Modification”) with Amegy amending the terms of the promissory notes. Pursuant to the Modification, the Company agreed to make all interest payments on the 28th of each month until all amounts are paid in full, make two $10,000 payments on August 28, 2008 and September 28, 2008 and pay all principal and interest in full on October 28, 2008. As of the date of this filing, we have made the required payments, but did not pay in-full the balance of the principal and interest on October 28, 2008. Accordingly, on that date, we are in default on this indebtedness.

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

Item 4. Submission of Matters to Vote of Security Holders.

None.

Item 5. Other Information.

Effective October 1, 2008,  Kay Daniel Carter was engaged by the Company to serve as the Chief Financial Officer of the Company.

Item 6. Exhibits

Number	Description

3.1	Certificate of Ownership of Firstway Enterprises, Inc. and Axcess Medical Imaging Corporation (1)
3.2	By-laws of Firstway Enterprises, Inc.(2)
3.3	Certificate of Incorporation (2)
4.1	Securities Purchase Agreement entered into by and between Firstway Enterprises, Inc. and Steven Posner Irrevocable Trust, U/T/A (3)
4.2	Convertible Note Issued to Steven Posner Irrevocable Trust, U/T/A (3)
4.3	Series A Warrant issued to Steven Posner Irrevocable Trust, U/T/A (3)
4.4	Series B Warrant issued to Steven Posner Irrevocable Trust, U/T/A (3)
10.1	Securities Exchange Agreement by and among Firstway Enterprises, Inc. U.S. Imaging Holding LLC and the Members of U.S. Imaging Holding LLC, dated May 2, 2008(3)
10.2	Consulting Agreement by and between Firstway Enterprises, Inc. and Searchlight Partners, LLC, dated May 2, 2008 (3)
10.3	Consulting Agreement by and between Firstway Enterprises, Inc. and Cypress Advisors, LLC, dated May 2, 2008 (3)
10.4	Form of Modification of Promissory Note entered with Amegy Bank National Association (5)
16.1	Letter from Kenne Ruan, CPA, P.C. (4)
31	Certification by Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.1	Certification by Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certification by Principal Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
32.1	Certification by Principal Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(1)	Included as an Exhibit to Firstway Enterprise’s Form8-K filed with the SEC on September 13, 2008.
(2)	Included as an Exhibit to Firstway Enterprise’s Form 10SB12 filed with the SEC on April 13, 2007.
(3)	Included as an Exhibit to our Form 8-K filed with the SEC on September 18, 2008.
(4)	Included as an Exhibit to our Form 8-K Current Report filed with the SEC on July 17, 2008
(5)	Included as an Exhibit to our Form 8-K Current Report filed with the SEC on September 11, 2008

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Axcess Medical Imaging Corporation
(Registrant)

November 14, 2008	/s/ Stephen Miley, MD
(Date)	(Signature)
Stephen Miley, Chief Executive Officer, Secretary and Director
(Name and Title)

/s/ Kay Carter
(Signature)

Kay Carter, Chief Financial Officer
(Name and Title)